Form 10-Q
period 2003-09-30
99 CENT STUFF INC
filed 2003-11-14
CIK 1176435

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           QUARTERLY REPORT UNDER PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2003

                         Commission File Number: 0-26351

                               99 CENT STUFF, INC.

             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
                Florida                             20-0233210
                -------                             ----------
     (State or other jurisdiction        (IRS Employer Identification No.)
   of incorporation or organization)

--------------------------------------------------------------------------------
          1801 Clint Moore Road                        33487
           Boca Raton, Florida                         -----
           -------------------                       (Zip Code)
 (Address of principal executive offices)

--------------------------------------------------------------------------------

                                 (561) 999-9815
                                 --------------
                           (Issuer's Telephone Number)
--------------------------------------------------------------------------------

                                 iVideoNow, Inc.
           383 Inverness Parkway, Suite 100, Englewood, Colorado 80112
           -----------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

--------------------------------------------------------------------------------

Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ____ No __X__.

The number of shares of the registrant's common stock issued and outstanding, as of November 14, 2003, was 5,000,000 shares.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           99 Cent Stuff, Inc.
                       Consolidated Balance Sheets
                 September 30, 2003 and December 31, 2002
                (Amounts in Thousands, Except Share Data)

                                                                      September 30,    December 31,
                                                                          2003                 2002
                                                                      -------------    ------------
                                                                       (Unaudited)

                                 ASSETS
Current assets:
   Inventory                                                            $  2,144          $  2,186
   Prepaid expenses and other assets                                         298               282
                                                                        --------          --------
        Total current assets                                               2,442             2,468
                                                                        --------          --------

Property and equipment, net                                                2,808             3,182
                                                                        --------          --------

Other assets:
   Security deposits                                                         156               167
                                                                        --------          --------

        Total assets                                                    $  5,406          $  5,817
                                                                        ========          ========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                                       $     83          $    433
   Accounts payable                                                        2,717             2,596
   Accrued expenses                                                          501               596
   Lines of credit                                                         5,439             3,200
                                                                        --------          --------
        Total current liabilities                                          8,740             6,825
                                                                        --------          --------

Long term liabilities:
   Accounts payable and accrued expenses, related party                    4,648             3,676

        Total Liabilities                                                 13,388            10,501
                                                                        --------          --------

Shareholders' Equity:
   Preferred Stock, .01 par value, 5,000,000 shares authorized,
   -0- shares issued and outstanding                                          --                --
   Common Stock, $.001 par value, 50,000,000 shares authorized,
   5,000,000 shares issued and outstanding                                     5                 5
   Additional paid in capital                                             (7,570)           (4,689)
   Retained Earnings                                                        (417)               --
                                                                        --------          --------
        Total shareholders' equity                                        (7,982)           (4,684)
                                                                        --------          --------

        Total liabilities and shareholders' equity                      $  5,406          $  5,817
                                                                        ========          ========

SEE THE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               99 Cent Stuff, Inc
                             Statement of Operations
     For the Three Months and Nine Months Ended September 30, 2003 and 2002
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)



                                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                 --------------------------------    -------------------------------
                                                      2003             2002               2003              2002
                                                  -----------       -----------       -----------       -----------

Net sales                                         $     9,456       $     9,057       $    28,689       $    27,854

Cost of goods sold                                      6,932             6,630            21,036            20,697
                                                  -----------       -----------       -----------       -----------

Gross profit                                            2,524             2,427             7,653             7,157

Selling, general and administrative expenses            3,349             3,579             9,921            10,143
                                                  -----------       -----------       -----------       -----------

Loss from operations                                     (825)           (1,152)           (2,268)           (2,986)
                                                  -----------       -----------       -----------       -----------

Other income (expense):
   Other income                                            19                42                38                54
   Interest expense                                      (308)             (348)           (1,068)             (999)
                                                  -----------       -----------       -----------       -----------
          Total other income (expense)                   (289)             (306)           (1,030)             (945)
                                                  -----------       -----------       -----------       -----------

Loss before provision for income taxes                 (1,114)           (1,458)           (3,298)           (3,931)

Provision for Income Taxes                                 --                --                --                --
                                                  -----------       -----------       -----------       -----------

Net loss                                          $    (1,114)      $    (1,458)      $    (3,298)      $    (3,931)
                                                  ===========       ===========       ===========       ===========

Net loss per share, basic and diluted             $     (0.22)      $     (0.29)      $     (0.66)      $     (0.79)
                                                  ===========       ===========       ===========       ===========

Weighted average number of common and
   common equivalent shares outstanding -
   basic and diluted                                5,000,000         5,000,000         5,000,000         5,000,000
                                                  ===========       ===========       ===========       ===========

SEE THE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  99 Cent Stuff, Inc.
                         Consolidated Statements of Cash Flows
                 For the Nine Months Ended September 30, 2003 and 2002
                                 (Amounts in Thousands)
                                      (Unaudited)


                                                               Nine Months Ended
                                                                  September30,
                                                                  ------------
                                                              2003         2002
                                                            -------       -------
Cash flows from operating activities:
    Net loss                                                $(3,298)      $(3,931)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                            632           667
       Interest accrued on payables, related party              660           754
       (Increase) decrease in:
         Prepaid expenses and other assets                      (16)          (42)
         Inventory                                               42           242
         Security deposits                                       11            (9)
       Increase (decrease) in:
         Accounts payable                                       121           359
         Accrued expenses                                       (95)          373
                                                            -------       -------
Net cash used in operating activities                        (1,943)       (1,587)
                                                            -------       -------

Cash flows used in investing activities:
    Purchase of property and equipment                         (258)         (150)
                                                            -------       -------

Cash flows from financing activities:
    Increase in accounts payable and accrued expenses,
       related party                                            312         1,508
    Change in cash overdraft                                   (350)            4
    Net borrowings under lines of credit                      2,239           225
                                                            -------       -------
Net cash provided by financing activities                     2,201         1,737
                                                            -------       -------

Net increase (decrease) in cash                                  --            --

Cash at beginning of year                                        --            --
                                                            -------       -------

Cash at end of year                                         $    --       $    --
                                                            =======       =======


Supplemental cash flow information:
       Interest paid                                        $   105       $    73
                                                            =======       =======

SEE THE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

99 CENT STUFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 1 - DESCRIPTION OF BUSINESS

99 Cent Stuff LLC (the "Company") was organized under the laws of the State of Delaware on June 28, 1999 as a limited liability company. In July 2003, the Company merged with a public shell, iVideoNow, Inc., and became a C corporation. The Company is a specialty, single-priced retailer that primarily targets individuals and small businesses with one-stop shopping for food, produce, consumable hard lines, health and beauty aids, novelty and impulse items. The Company was operating retail outlets in eleven locations and ten locations at December 31, 2002 and December 31, 2001, respectively. The locations are separately incorporated as limited liability companies and are wholly owned by the Company. All of the stores are in southeast Florida.

The Company's ability to provide quality merchandise at the 99 cents price point is subject to certain economic factors, which are beyond the Company's control, including inflation. Inflation could have a material adverse effect on the Company's business and results of operations, especially given the constraints on the Company to pass on any incremental costs due to price increases or other factors. A sustained trend of significant inflationary pressure could require the Company to abandon its single price point of 99 cents per item, which could have a material adverse effect on the Company's business and results of operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes included in the Company's S-1 filing on October 10, 2003 for the year ended December 31, 2002.

CASH AND CASH EQUIVALENTS

The Company considers all investments with original maturities of three months or less and credit and debit card receivables to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist mainly of cash, short-term payables, borrowings under a line of credit and notes payable. The Company believes that the carrying amounts approximate fair value.

INVENTORY

Inventory is stated at the lower of average cost or market, with cost determined on a first-in, first-out (FIFO) basis, and consists of merchandise held for resale. The Company provides an allowance for certain merchandise that may become totally obsolete or damaged. Management believes that there is no obsolete

99 CENT STUFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

or damaged merchandise in its inventory at September 30, 2003 and December 31, 2002, respectively, and therefore no adjustment was necessary.

INCOME TAXES

Prior to the merger with iVideoNow, Inc. the Company was a limited liability company; the Company was treated as a partnership for Federal and State income tax purposes. Under subchapter K of the Internal Revenue Code, members are taxed separately on their distributive share of the Partnership's income whether or not that income is actually distributed. Upon the completion of the merger, the Company became a C corporation. Since the Company had a loss since inception, no income tax expense has been recorded as of September 30, 2002 or 2003. The tax benefit from the losses has been offset by a valuation allowance.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary limited liability companies, after eliminations of all material intercompany transactions.

ADVERTISING COSTS

Advertising and sales promotion costs are expensed as incurred.

REVENUE RECOGNITION

Revenue is recognized at the point of sale.

PRE-OPENING COSTS

The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

NOTE 3 - RELATED PARTY TRANSACTIONS

At December 31, 2002 and 2001, the Company had notes payable of $14,591,553 for funds advanced from a shareholder of the Company. As of December 31, 2002 accrued interest of $1,004,602 on this note payable was included in accounts payable and accrued expenses, related party. As part of the reorganization of the Company this note was converted into equity.

99 CENT STUFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 4 - CREDIT FACILITIES

On January 10, 2003, the Company entered into an agreement with a financial institution for an additional revolving line of credit in the amount of $2,000,000 that requires quarterly interest payments at the bank's prime rate minus one percent (3.0% at September 30, 2003). The line is secured by a personal guarantee of a shareholder of the Company and is due January 10, 2004. The shareholder is compensated 2% per annum of the total amount available under the line of credit for the personal guaranty of this facility.

At December 31, 2002, the Company had a $3,500,000 and a $500,000 revolving line of credit with a financial institution that required quarterly interest payments at the bank's prime rate minus one percent (3.25% at December 31, 2002). The line is secured by a personal guaranty of a shareholder of the Company and is due February 4, 2004. The shareholder is compensated 2% per annum of the total amount available under the line of credit for the personal guaranty of this facility.

NOTE 5 - CONTINGENCIES

The Company is involved in various claims and lawsuits arising in the normal course of business. Management believes that any financial responsibility that may be incurred in settlement of such claims and lawsuits are not material to the Company's financial position.

Winn-Dixie Stores v. 99 Cent Stuff--Trail Plaza LLC and Metropolitan Life Insurance Company (Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida). In June 2000, Winn-Dixie Stores filed for an injunction seeking to limit the sale of grocery items to 500 square feet in the Trail Plaza store. No damages were sought. As a result of an injunction and other motions granted in 2002, we must limit the sales of grocery items to 500 linear feet. This restriction has negatively impacted the sales and profitability of this store. In 2003 we were found in contempt of the injunction and Winn Dixie is seeking damages and payment of legal fees. On October 16, 2003, the Company settled the contempt charges for $175,000 and this amount has been accrued at September 30, 2003 and is included in SG&A expenses.

NOTE 6 - FINANCIAL ANALYSIS AND LIQUIDITY

The Company has incurred significant operating losses and negative cash flows from operations and has funded its start up costs and related operating deficits by loans from a shareholder of the Company. The Company is dependent on this and other sources of financing to meet its future obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan is to fund short-term cash requirements with additional shareholder financing and is also reviewing possible sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 - MERGER AGREEMENT

On July 1, 2003 a majority of the shareholders of iVideoNow, Inc. approved an Agreement and Plan of Reorganization (the "Reorganization Agreement") between IVideoNow, Inc. and 99 Cent Stuff, LLC, whereby IVideoNow, Inc. issued 4,750,000 shares of its common stock and warrants to purchase 5 million shares of common stock at an exercise price of $.001 per share (reflective of the 1 to 4 reverse stock split on September 14, 2003) exercisable only in the event Keating Investments LLC does not arrange for at least $3 million of equity financing on terms reasonably acceptable to the Company by December 31, 2003, in exchange for all of the outstanding membership interests of the Company (the "Merger Agreement"). For accounting purposes, the share exchange was treated as a recapitalization of the

99 CENT STUFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

Companies. The value of the net assets of the Companies after the share exchange is the same as their historic book value.

NOTE 8 - EARNINGS PER SHARE

Basic net earnings (loss) per common share are computed by dividing net earnings
(loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of 5,000,000 warrants, contingently exercisable. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

NOTE 9 - STOCKHOLDERS' EQUITY RECAPITALIZATION

Prior to the merger with iVideoNow, Inc. the Company was a limited liability company. Upon the completion of the merger, the Company became a C corporation. Under SEC Staff Accounting Bulletin Topic 4 (B), the undistributed earnings (losses) of the limited liability company were treated as a constructive distribution to the owners followed by a contribution of the capital to the new C-Corporation. On the effective date of the merger, September 3, 2003, the Company reclassified the accumulated deficit to date of $22,156,917 to additional paid in capital.

NOTE 10 - NEW PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends Statement No. 133 to clarify the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of this standard will have a material impact on its financial reporting.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The requirements of this Statement apply to issuers' classification and measurement of freestanding financial instruments. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. The Company does not believe the adoption of this standard will have a material impact on its financial reporting.

On January 17, 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51. The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities "VIE" and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the

99 CENT STUFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. FIN 46 will be fully adopted in the third quarter of 2003. The Company does not believe the adoption of this standard will have a material impact on its financial reporting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         99 Cent Stuff is a Florida-based single-priced deep-discount retailer of primarily, consumable general merchandise. Our stores offer a wide assortment of regularly available consumer goods as well as a broad variety of quality, closeout merchandise. Our product offerings are comprised of brand name merchandise and closeouts merchandise that may be available for reorder. Every product is sold for 99 cents or less. We provide our customers value on their everyday household needs and a positive shopping experience in customer-service-oriented stores, which are attractively merchandised, brightly lit and well maintained. We believe that our name-brand focus, along with a product mix emphasizing value-priced food and beverage and other everyday household items, increases the frequency of consumer visits and impulse purchases and reduces some of our exposure to seasonality and economic cycles. We believe that our format appeals to value-conscious customers in all socio-economic groups and results in a high volume of sales.

         We operate 11 retail stores in south Florida. We opened our first three stores in 1999, five stores in 2000, two stores in 2001 and one in 2002. In early 2003 we closed one store and opened a new one in mid-2003. In the past, as part of our strategy to expand retail operations, we have opened new stores in close proximity to existing stores so that would be more efficient in distribution, marketing and branding. We have built corporate and warehouse support staff and systems that we believe can handle our planned expansion. As a result of our start-up costs, operating costs and these expenses, we have recorded losses since inception.

         Our customers use cash, checks and third-party credit and debit cards to purchase our products. We do not issue private credit cards or make use of complicated financing arrangements.

         Our auditors report on our consolidated financial statements for the year ended December 31, 2002 contains a going-concern explanatory paragraph. For the year ended December 31, 2002, 99 Cent Stuff incurred net losses of $5.3 million, and had a shareholders' deficit of $6.9 million, at December 31, 2002. These losses raise substantial doubt about our ability to continue as a going concern. We believe that financing will be available from Raymond Zimmerman to continue operations until the pending public offering is completed. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

         99 Cent Stuff only operates in one business segment, which is retail operations.

         The key to achieving profitability in the value business is to be able to rapidly purchase goods and be able to pay within terms in order to obtain the lowest prices. Due to our lack of operating cash, we have not been able to purchase inventory in the most efficient fashion and we have incurred lower margins than some of our competitors. This has also affected our revenues. We need the proceeds of our pending public offering so that we can effectively purchase inventory and increase our gross margins to satisfactory levels.

         Our success depends in large part on our ability to locate and purchase quality closeout and special-situation merchandise at attractive prices. We must continuously seek out buying opportunities from our existing suppliers and from new sources. We compete for these opportunities with other wholesalers and retailers, value, discount and deep-discount chains, mass merchandisers, food markets, drug chains, club stores and various privately-held companies and individuals.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Net sales. Net sales increased $0.4 million, or 4.4%, from $9.1 million in 2002 to $9.5 million in 2003. Same store net sales, for stores open all of both periods, increased $0.9 million in 2003, or 11.8%, compared to the prior year. The increase in net sales was primarily due to increased volume in produce. During the 2003 period, approximately 28% of our sales were of produce, which has a much higher turnover than most other items sold in our stores. We anticipate that sales of produce will decrease as a percentage of net sales due to increased purchasing of higher margin items,

Gross profit. Gross profit, which consists of total sales less cost of sales, increased $ 0.1 million, or 4.0%, from $2.4 million in 2002 to $2.5 million in 2003. The increase in gross profit dollars was primarily due to higher sales volume. As a percentage of net sales, gross profit decreased 0.1% from 26.8% in 2002 to 26.7% in 2003 and was primarily attributable to increased sales of produce, which generally has lower margins, offset by a change in the product mix, and cost variations, primarily in food products.

Selling, general and administrative. Selling, general and administrative expenses, or SG&A, which include operating expenses and depreciation and amortization, decreased $0.2 million in 2003, or 6.4%, from $3.6 million in 2002 to $3.4 million in 2003 and was primarily attributable to decreased wages and related benefits of $0.2 million and rents and related expenses of $0.3 million, partially offset by increases in insurance of $0.1 million and a non-recurring Winn-Dixie lawsuit settlement expense of $0.1 million.

Operating loss. Operating loss decreased $0.3 million, or 28.4%, from $1.1 million in 2002 to $0.8 million in 2003. As a percentage of net sales, operating loss decreased from 12.7% in 2002 to 8.7% in 2003 and was primarily attributable to increased net sales and gross profit and decreased SG&A expenses.

Other (income) expense. Other (income) expense remained virtually unchanged in the two periods. As a percentage of net sales, other (income) expense decreased 0.2% from 3.3% in 2002 to 3.1% in 2003.

Net loss. As a result of the items discussed above, net loss decreased $0.4 million, or 23.6% from $1.5 million in 2002 to $1.1 million in 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Net sales. Net sales increased $0.8 million, or 3.0%, from $27.9 million in 2002 to $28.7 million in 2003. Same store net sales, for stores open all of both periods, increased $2.0 million in 2003, or 8.5%, compared to the prior year. The increase in net sales was primarily due to increased volume in produce. During the 2003 period, approximately 28% of our sales were of produce, which has a much higher turnover than most other items sold in our stores. We anticipate that sales of produce will decrease as a percentage of net sales due to increased purchasing of higher margin items.

Gross profit. Gross profit, which consists of total sales less cost of sales, increased $ 0.5 million, or 6.9%, from $7.2 million in 2002 to $7.7 million in 2003. The increase in gross profit dollars was primarily due to higher sales volume. As a percentage of net sales, gross profit increased 1.0% from 25.7% in 2002 to 26.7% in 2003 and was primarily attributable to a change in the product mix, cost variations, primarily in food products, partially offset by increased sales in produce, which generally has lower margins.

Selling, general and administrative. Selling, general and administrative expenses, or SG&A, which include operating expenses and depreciation and amortization, decreased $0.2 million in 2003, or 2.2%, from $10.1 million in 2002 to $9.9 million in 2003 and was primarily attributable to decreased wages and related benefits of $0.7 million and rents and related expenses of $0.3 million, partially offset by increases in insurance of $0.3 million, miscellaneous other
- net of $0.3 million and a non-recurring Winn-Dixie lawsuit settlement expense of $0.2 million.

Operating loss. Operating loss decreased $0.7 million, or 24.0%, from $3.0 million in 2002 to $2.3 million in 2003. As a percentage of net sales, operating loss decreased 2.8% from 10.7% in 2002 to 7.9% in 2003 and is primarily attributable to increased net sales and gross profit and decreased SG&A expenses.

Other (income) expense. Interest expense increased $0.1 million, or 6.9%, from $1.0 million in 2002 to $1.1 million in 2003. The increase is primarily attributable to increased borrowings, partially offset by lower interest rates. As a percentage of net sales, interest expense increased 0.1%, from 3.6% in 2002 to 3.7% in 2003.

Net loss. As a result of the items discussed above, net loss decreased $0.6 million, or 16.1%, from $3.9 million in 2002 to $3.3 million in 2003.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception on June 28, 1999, we have been funded principally from loans provided by Raymond Zimmerman, our principal shareholder and bank loans personally guaranteed by Mr. Zimmerman, and have not generally relied upon other external sources of financing. Virtually all of our fixed assets, including fixtures and equipment, have been purchased using advances made to 99 Cent Stuff from Mr. Zimmerman. Approximately $14.6 million was converted to equity in September 2003 as part of the merger and the remainder is shown in the balance sheet in the form accounts payable, related party. Our capital requirements result primarily from purchases of inventory, expenses related to new store openings and working capital requirements for new and existing stores. We take advantage of closeout and other special-situation opportunities, which frequently result in volume purchases requirements, and as a consequence, our cash requirements are not constant or predictable during the year and can be affected by the timing and size of our purchases.

         Our negative working capital as of September 30, 2003 was due to

     o    $5.8 million of property and equipment acquired,

     o    cash shortfall due to operating losses, and

     o    increases in accounts payable due to operating losses.

         Net cash used by operations was $1.9 million in the nine months ended September 30, 2003and $1.6 million in the nine months ended September 30, 2002. Net cash used by operations during the 2003 period included a net loss of $3.3 million, depreciation was $0.6 million and accrued interest, related party was $0.7 million. Net cash used by operations was $2.1 million in the year ended December 31, 2002. Net cash used by operations during 2002 included a net loss of $5.3 million, a decrease in inventories of $1.2 million, and a decrease in accounts payable of $0.8 million. We are currently using approximately $150,000 per month of cash in operations and expect to continue with a negative cash flow from operations until completion of our public offering, at which time we expect that the proceeds will be utilized to increase inventory, which we expect will increase sales and margins and thus positively impact cash flow from operations. A decrease in operating cash flow from current levels would greatly reduce the availability of funds and would force us to obtain additional capital from either Mr. Zimmerman or elsewhere.

         Net cash used in investing activities for purchases of property and equipment was $0.3 million for the nine months ended September 30, 2003 and $0.2 million for the nine months ended September 30, 2002 and.

         Net cash provided by financing activities was $2.2 million for the nine months ended September 30, 2003, primarily due to $2.2 million of borrowings under a line of credit offset by decreases in cash overdrafts of $.3 million and increases in accounts payable and accrued interest, related party of $.3 million. Net cash provided by financing activities was $1.7 million in 2002. Also, net cash provided by financing activities reflects increases in borrowings under a line of credit personally guaranteed by Mr. Zimmerman in the amount of $0.3 million in 2002.

         At September 30, 2003, Mr. Zimmerman has advanced an aggregate of $4.6 million, which is carried on the balance sheet as accounts payable, related party. The notes payable was $14.6 million at December 31, 2002,. Interest was accrued at a rate equal to the prime rate plus 2%. In September 2003, the notes payable of $14.6 million was converted into 4,750,000 shares of common stock as part of the merger with iVideoNow. In November 2003, Mr. Zimmerman loaned us an additional $500,000, to provide cash reserves pending the completion of our public offering. Any amounts not used prior to the closing of the offering will be returned to Mr. Zimmerman.

         Mr. Zimmerman has personally guaranteed our aggregate $6.0 million lines of credit with Bank of America. At September 30, 2003, approximately $0.6 millioin is available under these lines. As a result of these guarantees, the interest rate on these lines has been prime minus 1%, which we believe would be several points higher without the guarantee. As a result of the personal guarantees, these lines of credit do not have any financial covenants or ratios and the only events of default are standard payment defaults. Mr. Zimmerman has also guaranteed some of our property leases. The lease guarantees will terminate when our shareholders' equity is at least $3 million. We have been accruing fees of 2% of the lines of credit and the guaranteed property leases. The accrued fees of $0.1 million as of September 30, 2003 have been included in the accounts payable and accrued expenses, related party.

         In addition, Mr. Zimmerman has advanced and interest has been accrued on the notes payable of approximately $1.8 million at September 30, 2003 that has been carried as accounts payable, related party, of which $3.7 million was outstanding at December 31, 2002 and $4.7 million at September 30, 2003. These funds were used for equipment purchases, interest accrued on the unpaid balances and working capital. These amounts and all other amounts that may be accrued or advanced prior to the completion of our public offering are being converted into a convertible note and not into common stock. This note will be due two years from the date of the prospectus for the public offering and bear interest at the prime rate. The note will be convertible into common stock at the option of the holder at a conversion price equal to the public offering price per share, subject to adjustment. We will have the right to prepay the note at any time.

         In addition to the commitments described above, our future capital expenditures will depend primarily on the number and timing of new stores we open. We have identified 10 locations that we will target for new stores in new and existing markets. We plan to open between four and seven additional new stores by the end of 2004 depending on the proceeds of the planned public offering. Net capital expenditures for a new store are expected to average approximately $150,000 to $300,000, depending on landlord allowances and existing improvements. The average inventory investment for a new store is approximately $250,000. Pre-opening expenses, such as marketing, salaries, supplies and utilities, are expected to average approximately $30,000 per new store and are expensed as incurred. To date, we have not entered into any type of capital or operating leases for the new store build-out but anticipate doing so in the future to leverage our resources.

         In connection with store openings, we have projected our capital expenditure to be approximately $1.2 million in 2004.

         We expect to spend significant additional capital primarily for opening new stores, reducing accounts payable and increasing our inventory. We believe that the net proceeds from the public offering, together with our improvements in our expected operating results, will be sufficient to meet our operating and capital needs for at least the next 12 months. If only the minimum units are sold, we may be forced to scale back the opening of new stores. It is possible that we may be required to raise additional financing in some future period through public or private financings, strategic relationships or other arrangements even if the minimum units are sold or we are unable to achieve increased operating margins. Other than the existing Bank of America lines of credit, there are not currently any other borrowing arrangements or commitments for any capital. While Mr. Zimmerman has indicated he will provide additional capital or guarantees in the future, he is under no obligation to do so. We may not be able to raise additional funds when needed, or on acceptable terms, or at all. Also, any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. We will stage the opening of the new stores to match the receipt of proceeds from our pending public offering. To the extent that the minimum units are not sold, we will rely on operating cash flow and our existing lines of credit for our cash needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under the bank facility are based on variable rates. If the prime rate were to increase 1.0% in 2003 as compared to the rate at September 30, 2003, our interest expense for 2004 would increase $0.1 million based on the outstanding balance at September 30, 2003. We do not hold any derivative instruments and do not engage in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

         The Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules.


         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

Winn-Dixie Stores v. 99 Cent Stuff--Trail Plaza LLC and Metropolitan Life Insurance Company (Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida). In June 2000, Winn-Dixie Stores filed for an injunction seeking to limit the sale of grocery items to 500 square feet in the Trail Plaza store. No damages were sought. As a result of an injunction and other motions granted in 2002, we must limit the sales of grocery items to 500 linear feet. This restriction has negatively impacted the sales and profitability of this store. In 2003 we were found in contempt of the injunction and Winn Dixie is seeking damages and payment of legal fees. On October 16, 2003, the Company settled the contempt charges for $175,000 and this amount has been accrued at September 30, 2003 and is included in SG&A expenses.

ITEM 2.           CHANGES IN SECURITIES

Effective September 15, 2003, a 1-30 reverse split and an additional 1-4 reverse stock split was effected.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 1, 2003, 99 Cent Stuff LLC executed a merger agreement with iVideoNow, Inc. where 99 Cent Stuff would be acquired by iVideoNow in exchange for 4,750,000 shares of common stock and that iVideoNow would effect a reverse stock split such that on the closing date there would be 250,000 shares of common stock outstanding. On August 13, 2003, iVideoNow mailed an information statement to its shareholders that stated that the board of directors and a majority of its shareholders had approved the reverse stock split, a name change to 99 Cent Stuff, Inc., the reincorporation into Florida and a stock option plan. The merger was effective on September 3, 2003 and the 1-30 reverse split and an additional 1-4 reverse stock split were effective on September 15, 2003.

ITEM 5.           OTHER INFORMATION

NONE

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

(a)      Exhibits

     31.1 Certification of Raymond Zimmerman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14 (a), promulgated under the Securities Exchange Act of 1934, as amended.

     31.2 Certification of Barry Bilmes, Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14 (a), promulgated under the Securities Exchange Act of 1934, as amended.

     32.1 Certification Pursuant to 18 U.S.C. Section 1350 by Raymond Zimmerman, Chief Executive Officer

     32.2 Certification Pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer

(b) The Company filed a Report on Form 8-K pursuant to which it reported a change of control under Item 1 as a result of the merger, Item 2 acquisition of assets, Item 4, changes in accountants and Item 7 Financial Statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                99 CENT STUFF, INC.


                                            By: /s/ Raymond Zimmerman
                                                ---------------------
                                                Raymond Zimmerman, President

Dated:  November 12, 2003