Form 10-K
period 2003-12-31
99 CENT STUFF INC
filed 2004-03-30
CIK 1176435

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-K

|X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2003

                                       OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM                       TO

                         Commission file number 0-26531

                               99 CENT STUFF INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

        Florida                                          77-0398908
        -------                                          ----------
(State of incorporation)                    (IRS employer identification number)

                              1801 Clint Moore Road
                            Boca Raton, Florida 33487
                                 (561) 999-9815
                                 --------------
               (Address, including zip code, and telephone number,
                      including area code, of Registrant's
                          principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value, Warrants expiring December 31, 2006

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2003 was $1,500,000. The number of shares outstanding of the issuer's common stock as of March 15, 2004 was 5,832,950.

Documents Incorporated by reference: None.

                                     PART I
Item 1.  BUSINESS

Overview

         99 Cent Stuff is a Florida-based single-priced value retailer of primarily name-brand, consumable merchandise. Our stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality, closeout merchandise. Every product is sold at 99 cents, including extra value savings of two or three items for 99 cents. We feature consumer staples such as produce and bread to encourage our customers to visit our stores frequently. We believe that our strategy of value cultivates customers as long-term clients of our stores by virtue of our assortment of consistently replenishable merchandise, branded goods, 99 cent pricing and convenient accessible locations. The value concept also increases the frequency of consumer visits and impulse purchases and reduces our exposure to seasonality and economic cycles. By offering merchandise in an attractive, convenient and familiar environment, we believe that our stores appeal to a wide demographic of customers.

         We opened our first store in 1999 and operate 11 retail stores in south Florida. Our 99 Cent Stuff stores are located in neighborhood shopping centers where consumers are more likely to do their regular household shopping. These stores have an average size of approximately 20,000 saleable square feet and in 2003 average net sales per store was $3.8 million for stores open the full year. In 2003, our average sale per customer was $9.36.

         99 Cent Stuff Stores' management team has many years of retail experience including in the value merchandise sector. Our chairman and chief executive officer, Raymond Zimmerman was chief executive of Service Merchandise Company, a multi-billion dollar retail chain. All of our other senior management have extensive retail experience.

INDUSTRY BACKGROUND

         Value retail is generally distinguished from other retail formats by the purchase of closeout and other special-situation merchandise at prices substantially below original wholesale cost, and the subsequent sale of this merchandise at prices significantly below regular retail. As a result, stores offer a continually changing selection of brands and products. According to a 2002 research report by Merrill Lynch, over the last five years, this segment has grown at roughly twice the pace of the remainder of the retail industry and is one of the fastest growing retail sectors in the United States. The recent economic downturn and difficult consumer environment has not materially impacted this segment as demonstrated by the financial results of other companies in this sector.

         The sale of closeout or special-situation merchandise developed in response to the need of manufacturers, wholesalers and others to distribute merchandise outside their normal channels. This merchandise becomes available for a variety of reasons, including

         o a manufacturer's over-production for seasonal or other reasons,

         o discontinuance due to a change in style, color, size or packaging,

         o the inability of a manufacturer or wholesaler to move merchandise effectively through regular channels, and

         o        the financial needs of the manufacturer.

         Many value retailers also sell merchandise that can be purchased from a manufacturer or wholesaler on a regular basis. Although this merchandise is usually purchased at less than the original wholesale cost and sold below normal retail cost, the discount, if any, however, is generally less than with closeout merchandise. Value retailers sell regularly available merchandise to ensure a degree of consistency in their product offerings and to establish themselves with customers as a reliable source of basic goods.

         The critical factor that drives success in the deep discount industry is effective inventory purchasing and management. Purchasing is based on the ability to make timely payment and to immediately take delivery of merchandise.

OUR STRATEGY

         Our goal is to operate stores providing continuous value to customers on a wide variety of merchandise. We strive to exceed our customers' expectations of the range and quality of name-brand consumables that can be purchased for 99 cents. Our strategies to achieve this goal include the following:

         Emphasize "Name-Brands". We believe that customers visit our stores in search of name-brand consumable merchandise that can be purchased for 99 cents. During 2003, we purchased from more than 500 suppliers, including merchandise with the brand names Heinz, Conagra, General Mills, Colgate-Palmolive, Eveready Battery, Gerber Products, Hershey Foods, Johnson & Johnson, Kraft General Foods, Lever Brothers, Mattel, Nabisco, Nestle, Pillsbury, Procter & Gamble, Revlon and SmithKline Beecham.

         Carry A Wide Selection Of Regularly Available Merchandise. Our retail stores offer consumer items in many staple product categories, including food, beverages, health and beauty aids, household products, housewares, hardware, stationary and party goods, seasonal goods, baby products and toys, giftware, pet products and clothing. To ensure that our merchandise offering is complete, we also offer non-name brand items or private label items from other retailers. By consistently offering a wide selection of consumable items, we encourage customers to frequently visit our stores for their everyday household needs.

         Effective Store Layout. Our stores are designed for visual appeal and functionality and are attractively merchandised, brightly lit and well-maintained. The stores are organized in a "supermarket" format with items in the same category grouped together. Our prototype stores average 20,000 saleable square feet, which is significantly larger than most of our competitors. This size store allows us to more effectively display a wide assortment of merchandise, carry deep stock positions and provide customers with a more inviting and convenient environment that encourages customers to shop longer and buy more. Our stores feature central checkout lanes, scanning at point of sale and shopping carts.

         Strong Supplier Relationships. Our goal is to develop a reputation as a reliable purchaser of name-brand, quality merchandise at discount prices. We strive to achieve this goal using our experienced buying staff to make immediate buying decisions and take timely possession of merchandise, pay promptly, honor all issued purchase orders and purchase goods close to a target season or out of season. We have been able to improve our supplier relationships by quickly selling name-brand merchandise without advertising.

         Careful Purchasing To Increase Margins. We strive to maintain a lean operating environment focused on increasing operating margins. To reach this goal, we purchase merchandise at substantially discounted prices as a result of our buyers' knowledge, experience and negotiating skills and ability to select desirable merchandise.

EXPANSION STRATEGY

         The Florida market is rapidly growing and is the fourth most populous state, with over 16 million residents or nearly 6% of the nation's population. All of the current stores are in Miami-Dade, Broward and Palm Beach counties, which include Miami, Ft. Lauderdale and West Palm Beach. These densely populated counties have experienced high growth and are expected to continue to grow in the future. We currently plan to open three to seven stores in 2004. We believe that we could open up to 25 additional locations in south Florida in the next few years. By continuing to focus our store openings in south Florida for the immediate future, we can leverage our brand awareness and take advantage of our existing warehouse and distribution facility and other management and operating efficiencies.

         We believe that our value concept is easily replicated in most other populated areas of Florida and the southeastern U.S. Other areas of Florida are also experiencing explosive growth and we are developing plans to open up in other major metropolitan areas in Florida such as the Tampa, Orlando, Jacksonville and Naples/Fort Myers areas.

         As a result of our expansion plans, we developed a warehouse and information systems for a substantially larger chain. Management believes that the operating infrastructure we have in place today is capable of integrating a significant number of new stores with minimal increase in corporate, warehouse and other infrastructure expenses. Virtually all of our senior management executives have held similar positions at retail chains of substantially greater size. We believe that our buying teams have sufficient levels of experience to support our expected new store growth.

TARGET CUSTOMERS

         We target value-conscious consumers from a wide range of socio-economic backgrounds with a diverse ethnic mix and other demographic characteristics. We have placed our stores in areas where there are at least 50,000 to 100,000 residents within a three-mile radius and where most households have income ranging from $20,000 to $50,000. While most of our targeted customers are low middle to middle income workers, higher income customers are also attracted by the everyday values. The ages of our customers are distributed over the full spectrum of ages. We believe that our stores have a relatively small shopping radius, which allows us to concentrate multiple stores in a single market.

OUR STORES

         Our stores offer customers a wide assortment of regularly available consumer goods as well as a broad variety of quality, closeout merchandise, all at discounted prices. All merchandise sold in our stores sells for 99 cents per item or multiple units for 99 cents.

         The following table sets forth relevant information with respect to the growth of our existing 99 Cent Stuff store operations:

                                                                  YEAR ENDED DECEMBER 31,
                                             1999           2000           2001           2002            2003
                                         -----------    -----------    -----------    -----------    ----------
     99 Cent Stuff Stores retail sales   $ 3,980,000    $14,220,000    $35,890,000    $38,661,000   $39,580,000
     99 Cent Stuff Stores annual sales                        256.9%         152.4%           7.7%
     growth rate
     99 Cent Stuff Stores open at                  0              3              8             10            11
     beginning of year
     99 Cent Stuff Stores open at end              3              8             10             11            11
     of year
     Average 99 Cent Stuff Stores                 --    $ 3,967,000    $ 3,678,000    $ 3,654,000   $ 3,871,000
     sales per store for stores open
     the full year
     Saleable square feet at year end         49,000        158,000        172,000        189,000       165,000
     Average net sales per saleable      $       368    $       229    $       226    $       214   $       240
     square foot


         Merchandising. We believe that the appeal of our 99 Cent Stuff stores arises from the perceived value in selling products that generally retail elsewhere from $1.19 to $9.99, for only 99 cents per item or group of items. Each store typically carries over 6,000 to 8,000 different stock keeping units or SKUs. The merchandise sold in the stores primarily consists of a wide variety of basic consumer items, including:

             o  Arts and crafts supplies   o  Frozen foods
             o  Bakery products            o  Gifts
             o  Beverages                  o  Glassware
             o  Books                      o  Grocery
             o  Candy and snacks           o  Health and beauty aids
             o  Canned goods               o  Home hardware and automotive
             o  Cereals and crackers       o  Household/kitchen plastic products
             o  Cleaning supplies          o  Office and School Supplies
             o  Costume jewelry            o  Paper products
             o  Domestics                  o  Fresh produce and flowers
             o  Ethnic foods               o  Pet food and supplies
                                           o  Seasonal goods

         Approximately 70% of our products sold are food and candy, health and beauty aids, household basics and seasonal goods.

         Although our stores regularly carry a variety of basic household consumer items, unlike typical discount retail stores, we do not continuously stock complete lines of merchandise. Although some of the merchandise we purchase is available for reorder, the mix of brands and products frequently changes, depending upon the availability of merchandise at suitable prices. In some of the stores we offer additional ethnic food products that are targeted to the store's local customer base. To date, we have found that there is an adequate supply of name brand closeouts and re-orderable merchandise available to purchase at attractive prices. We believe that continuously changing specific name-brands found in stores from one week to the next encourages impulse and larger volume purchases and results in customers shopping more frequently. Unlike many discount retailers, we rarely impose a limit on the quantity of specific items that may be purchased by a single consumer.

         Store Characteristics. All 11 of our 99 Cent Stuff Stores are located in south Florida. Our stores average 20,000 square feet. We currently target new store locations of 15,000 to 20,000 square feet. The larger stores allow us to more effectively display a wider assortment of merchandise, carry deeper stock positions and provide customers with a more inviting and convenient environment that encourages customers to shop longer and buy more.

         The stores are located in neighborhood shopping centers where consumers are more likely to do their regular household shopping. We seek locations where there is another anchor tenant such as a discount superstore or supermarket due to the traffic at that location. The stores are located primarily in more densely populated, demographically diverse neighborhoods. Four of the stores are in Miami-Dade County, four are in Palm Beach County and three are in Broward County.

         Our stores are attractively merchandised, brightly lit, well-maintained, "destination" locations. The layout of each of the stores is customized to the size and configuration of the individual location and the desire to focus on particular product lines from time to time. The interior of each store is, however, designed to reflect a uniform format, like a typical supermarket, featuring traditional merchandise display techniques, bright lighting, lower shelving height that allows unobstructed visibility throughout the store, distinctive color scheme, interior and exterior signage and customized check-out counters and price tags. Merchandising displays are maintained throughout the day, change frequently and often incorporate seasonal themes. We believe that due to the continuously changing brand-names and layout, the typical customer tends to shop the whole store.

         Customer purchases are by cash, credit and debit cards or check. The stores do not currently accept manufacturers' coupons and we are adding food cards on a store by store basis. The stores are generally open 9 A.M. to 9 P.M. every day.

         Store Management. Typically a store is staffed with a manager and an assistant manager. We currently employ one district manager responsible for store operations. In the future, each district manager will be responsible for approximately fifteen stores. The store managers report to the district manager and the district manager report to the CEO. The District manager visits each store at least twice a week and focuses on the implementation of policies, operations and merchandising philosophy. The district manager also helps train store management and assist store management with scheduling.

         Advertising/Promotion. To date, we have done limited advertising. Initial awareness of new store openings is created using local newspaper "grand opening" ads and pre-opening handout flyers. For future store openings, we plan to use a grand opening promotional campaign that will include distribution of an advertising flyer and possibly radio and television spots. Our stores feature bright colorful signing to grab customers' attention and emphasize everyday values. We also use in-store coupons to entice customers to purchase multiple items and to return for future purchases of the same item.

         New Store Costs. The total cost of a new store ranges from approximately $400,000 to $650,000. The capital investment for each new store ranges from $150,000 to $300,000, depending on landlord allowances and existing improvements, and a least $250,000 required for opening inventory. We also spend approximately $30,000 for pre-opening expenses. To date, we have not financed any of the capital expenditures through third parties but may do so in the future in order to leverage our resources.

PURCHASING

         Our purchasing department staff consists of five buyers. Substantially all merchandise buying decisions are made at headquarters. We believe a primary factor contributing to our success will be our ability to identify and take advantage of opportunities to purchase merchandise with high customer interest at lower than regular wholesale prices. We purchase most of our merchandise from wholesalers, manufacturers, importers and other retailers. All of our purchases are for cash. Over time, we expect that our purchases directly from the manufacturer will increase substantially to up to 50% of our purchases. We continually seek to develop new sources of merchandise primarily by attending industry trade shows, and through advertising, marketing brochures and referrals. Our buyers also regularly travel to New York, Los Angeles, Chicago and Toronto to source identify, inspect and purchase new merchandise.

         We do not have any contracts for the purchase of merchandise and we continuously seek out buying opportunities from both existing suppliers and new sources. Other than our produce supplier, which represented approximately 27% of our total purchases due to the high turnover of inventory, no single supplier accounted for more than 5% of total purchases in 2003. During 2002, we purchased from more than 500 suppliers, including merchandise with the General Mills, Colgate-Palmolive, Dial, Eveready Battery, Heinz, Conagra, General Electric, Gerber Products, Gillette, Hershey Foods, Johnson & Johnson, Kraft General Foods, Lever Brothers, Mattel, Nabisco, Nestle, Pillsbury, Procter & Gamble, Revlon and SmithKline Beecham brand names. Some purchases are directly from the manufacturer and some are from suppliers and distributors.

         Approximately half of the merchandise we purchased is re-orderable and the remainder was closeout or special-situation merchandise. Our buyers search continuously for closeout opportunities and quality re-orderable merchandise. Our experience and expertise in buying merchandise has enabled us to develop relationships with many manufacturers that offer some or all of their closeout and special-situation merchandise to us prior to attempting to sell it through other channels because it can be moved quickly through our stores. Our relationships with many manufacturers and distributors, along with our ability to purchase in large volumes, also enables us to purchase re-orderable name-brand goods at discounted wholesale prices. We believe that our relationship with suppliers is further enhanced by our ability to minimize channel conflict for the manufacturer by quickly selling name-brand merchandise without, if requested by the supplier, advertising the item.

         We believe that our relationships with our current suppliers is excellent. Due to our cash flow problems that occurred until completion of our offering, we were unable to purchase merchandise from certain suppliers because we were unable to meet the payment schedules that the supplier required. Instead, we purchased only from vendors that were willing to accept our payment terms, which may have hurt our margins. In order to achieve the lowest prices, many suppliers require payment prior to delivery of the goods or payment at the time of delivery. Our inability to pay in advance has thus required us to pay higher prices at certain times, limited our ability to purchase from those suppliers that require payments not on terms or forced us to make late payment penalties. A portion of the proceeds of our offering are being used to improve our purchasing power, which should allow us to purchase from additional suppliers at better prices by increasing our ability to pay on accelerated terms.

WAREHOUSING AND DISTRIBUTION

         We lease a 35,234 square foot, single level warehouse and distribution facility in Miami, Florida. This site is conveniently located near freeway, rail systems and ports. The distribution facility has 14 dock doors available for receiving. Most of our merchandise is shipped directly from manufacturers and other suppliers to this facility and the remainder is delivered directly to our stores. We contract with local shippers to deliver merchandise to our stores from the warehouse. Deliveries are made from our distribution center to each store two to five times a week, depending on need. Most merchandise is automatically replenished to our stores using a computerized stock distribution model that orders new merchandise for delivery based on recent sales. Store managers are generally required to order certain types of merchandise on a weekly basis. The size of the distribution center allows storage of bulk one-time closeout purchases and seasonal or holiday items without incurring additional costs. We believe that the current warehouse and distribution facility will be able to support distribution to approximately 25 total stores in south Florida.

INVENTORY MANAGEMENT AND INFORMATION SYSTEMS

Our inventory management system records transactions by SKU from the receipt of goods at the warehouse through the shipment to the stores. Most goods have UPC barcodes to record sales allowing our point of sale or POS system to track the merchandise. Tracking by UPC allows us to manage and track sales by SKU, vendor and department. This allows us to identify sales trends early and to attempt to purchase additional inventory of fast-moving items. It also identifies slow-moving inventory on a timely basis so that we can develop orderly programs to sell any slow-moving inventory in the ordinary course of business or to cut back on future purchases of these items.

         Our information technology is based on SBT Pro Series system. We have a custom-designed POS system with a simple and efficient interface very specific to the 99 cents price point. Checkout registers are fully integrated into the POS system. The warehouse uses the SBT Purchase Order and Inventory Control modules.

         We intend to upgrade our inventory management technology to better manage our inventories for growth beyond 20 stores. The new systems implemented in this project will provide us with valuable sales information to assist our buyers and improve merchandise allocation to our stores. Controlling our inventory levels will result in more efficient distribution and store operations.

COMPETITION

         There are no major competitors in big-box, single-price deep discount sector in our south Florida market at this time. However, we do face competition in both the acquisition of inventory and sale of merchandise from other value discount stores, traditional retail stores, grocery stores and mass merchandisers. Similar concepts exist in other regional markets, such as

         o 99 Cents Only Stores (NYSE: NDN), located primarily in California, Arizona and Nevada;

         o Dollar Tree (Nasdaq: DLTR), Family Dollar (NYSE: FDO) and Dollar General (NYSE: DG) located nationally including Florida; and

         o  over 4,000 small retailers

         We believe that our concept is most similar to 99 Cents Only. Family Dollar and Dollar General offer multi-priced merchandise at prices of up to $30 and generally both operate smaller stores in urban locations catering to lower income customers. Dollar Tree also offers less closeout merchandise than our stores.

         Industry competitors also include a large number of privately held companies and individuals. There is increasing competition with other wholesalers and retailers, including other value retailers, for the purchase of quality closeout and other special-situation merchandise. Some of these competitors have substantially greater financial resources and buying power than us. Our ability to compete will depend on many factors including the success of our purchase and resale of such merchandise at lower prices than the competition. We may face intense competition in the future from new entrants in the value retail industry, among others, that could take away our customers, which could hurt our revenues.

TRADEMARKS AND SERVICE MARKS

         The trademarks we own and use in connection with our goods and services are not registered. There are several federally-registered trademarks containing "99 Cents" and the owners of these trademarks may challenge the use of our name and other marks which include "99 Cent". If challenged, we may be forced to change the name of our stores and our other marks. We cannot assure you that we will have the right to use our current name and other marks in the future. Management believes that our current name and other trademarks have name recognition value in our market but are not critical elements of our merchandising strategy. We have applied for trademarks for some of our names but cannot assure you that they will be granted.

EMPLOYEES

         At March 5, 2004, we had 364 employees of whom 329 were in our retail operations, 17 in our warehouse and distribution facility and 18 in our corporate offices. None of our employees is party to a collective bargaining agreement. We consider relations with our employees to be good. We offer certain benefits, including health insurance, to our full time employees.

ITEM 2.  PROPERTIES

         All of our stores are leased. We typically seek leases with an initial five-year to ten-year term and with one or more five-year options. We identify potential sites through a network of contacts within the brokerage and real estate communities. We expect that many of our new sites will be former big box retailers or grocery stores. For some of the sites we have taken space that exceeds our needs due to a desirable location or a favorable rent arrangement. The following table describes the location and size of our properties.

                                                                       SALEABLE SQUARE
LOCATION                                   GROSS SQUARE FEET                FEET                    DATE OPENED
------------------------------------      --------------------       --------------------       --------------------
  Miami                                         24,207                     18,155                  October 1999
  South Miami                                   22,000                     16,500                  October 1999
  Boynton Beach                                 19,590                     14,693                  October 1999
  Lake Worth                                    19,360                     25,200                  December 2000
  West Palm Beach                               19,235                     14,520                  January 2001
  Coral Springs                                 20,432                     14,426                  December 2000
  Delray Beach                                  20,000                     15,324                  November 2000
  Deerfield Beach                               44,000                     15,000                  January 2001
  North Miami                                   17,760                     25,080                   April 2001
  Commercial                                    22,000                     17,000                    May 2002
  Northlake                                     12,000                     11,000                    June 2003
  Miami Warehouse                               35,234
  Boca Raton Corporate Office                    4,300


         The initial terms of the leases expire from 2004 to 2015 and the base rent varies from $2.75 to $9.00 per square foot. Most of the leases have renewal options. Some of our leases are currently guaranteed by Raymond Zimmerman, our chairman and principal shareholder. Mr. Zimmerman is paid a fee equal to 2% of the amounts guaranteed.

         At our Boca Raton corporate office we have our administrative, purchasing, finance and information technology departments.

ITEM 3.  LEGAL PROCEEDINGS

         Winn-Dixie Stores v. 99 Cent Stuff--Trail Plaza LLC and Metropolitan Life Insurance Company (Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida). In June 2000, Winn-Dixie Stores filed for an injunction seeking to limit the sale of grocery items to 500 square feet in the Trail Plaza store. No damages were sought. As a result of an injunction and other motions granted in 2002, we must limit the sales of grocery items to 500 linear feet. This restriction has negatively impacted the sales and profitability of this store. In 2003 we were found in contempt of the injunction and in October 2003 we settled this matter through the payment of $175,000.

         We are not currently a party to any other legal actions if determined adversely that would materially affect us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock trades on the OTC Bulletin Board under the symbol NNCT. The following table sets forth the range of high and low closing sale price as reported by the OTC Bulletin Board for our common stock for the quarters indicated. The prices have been adjusted for the 1-for-30 reverse split and the additional 1-for-4 reverse split effective September 15, 2003. The OTC Bulletin Board quotations represent quotations between dealers without adjustment for retail mark-up, markdowns or commissions and may not represent actual transactions.

              2001                                    HIGH                 LOW
                                                     ------              -------
              January 1 to March 31                  $18.00              $15.60
              April 1 to June 30                     $16.80              $ 6.00
              July 1 to September 30                 $16.80              $ 6.00
              October 1 to December 31               $ 7.20              $ 3.36

              2002
              January 1 to March 31                  $ 9.60              $ 6.00
              April 1 to June 30                     $ 6.00              $ 6.00
              July 1 to September 30                 $ 9.00              $ 4.80
              October 1 to December 31               $14.40              $ 6.00

              2003
              January 1 to March 31                  $10.80              $ 4.80
              April 1 to June 30                     $12.00              $ 7.20
              July 1 to September 30                 $ 9.75              $ 6.05
              October 1 to December 31               $ 9.60              $ 5.10

         As of March 1, 2004, there were approximately 450 record holders of the Common Stock. In addition, there were approximately 700 shareholders in street name whose shares are held in the name of other nominees. The transfer agent for the common stock is Signature Stock Transfer, Inc., Dallas, Texas.

         Our warrants are quoted for trading on the OTC Bulletin Board under the symbol "NNCTW".

DIVIDEND POLICY

         We intend to retain all our earnings to finance the growth and development of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future change in our dividend policy will be made at the discretion of our board of directors and will depend on any applicable contractual restrictions on us contained in our financing credit facilities and other agreements, our results of operations, earnings, capital requirements and other factors considered relevant by our board of directors.

RECENT SALES OF UNREGISTERED SECURITIES

         In connection with the merger of 99 Cent Stuff LLC with and into iVideoNow, Inc. an aggregate of 4,750,000 shares of its common stock was issued to Raymond Zimmerman and family members in exchange for outstanding limited liability company interests. The transaction was an exempt transaction under
Section 4(2) of the Securities Act of 1933.

         On June 30, 2003, we compensated Keating Investments, LLC by issuing 33,333 shares of our restricted common stock in connection with the Agreement of Reorganization between 99 Cent Stuff and iVideoNow. The president and 60% owner of Keating Investments is Timothy J. Keating, who is the son of Kevin R. Keating, who was president and a director at the time and is currently a director. Such transaction was exempt from registration under Section 4(2).

         On December 31, 2003, Raymond Zimmerman converted $330,000 of payables owed to him into 66,000 shares of restricted common stock. He then gifted such shares to family members. The transaction was an exempt transaction under
Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

                                              PERIODS ENDED DECEMBER 31
                              --------------------------------------------------------
                                1999        2000        2001        2002        2003
                              --------    --------    --------    --------    --------
                                        (in thousands, except per share numbers)
STATEMENT OF OPERATIONS
DATA

Net sales                     $  3,985    $ 14,219    $ 35,889    $ 38,661    $ 39,580
Cost of goods sold               3,197      10,571      26,261      28,683      28,583
                              --------    --------    --------    --------    --------
Gross profit                       788       3,648       9,628       9,978      10,997

Selling, general
administrative expenses          2,808       8,273      14,558      14,035      13,552
                              --------    --------    --------    --------    --------
Loss from operations            (2,020)     (4,625)     (4,930)     (4,057)     (2,555)
                              --------    --------    --------    --------    --------
Other expense                      125        (648)     (1,581)     (1,288)     (1,160)
                              --------    --------    --------    --------    --------
Net loss                      $ (2,145)   $ (5,273)   $ (6,511)   $ (5,345)   $ (3,715)
                              ========    ========    ========    ========    ========
Net loss per share            $  (0.45)   $(1.11)     $  (1.37)   $  (1.13)   $  (0.77)
                              ========    ========    ========    ========    ========
Weighted average
common
shares outstanding               4,750       4,750       4,750       4,750       4,833


                                              PERIODS ENDED DECEMBER 31
                            --------------------------------------------------------
                              1999        2000        2001        2002        2003
                            --------    --------    --------    --------    --------
BALANCE SHEET DATA (1):
   Working capital
   (deficit)                $ (3,362)   $   (817)   $ (3,254)   $ (1,157)   $   (247)
   Total assets                4,020       8,693       7,881       5,817       5,732
   Total long term debt           --          --          --       3,200      10,570
   Total equity (deficit)   $ (2,146)   $  3,486    $   (661)   $ (4,684)   $ (8,069)

----------

(1) The balance sheet data has been restated to give effect to the conversion of the related party notes payable and accrued interest to shareholders' equity of $10,905 at December 31, 2000 and $14,592 at December 31, 2001 and 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         The key to achieving profitability in the value business is to be able to rapidly purchase goods and be able to pay within terms in order to obtain the lowest prices. Due to our lack of operating cash, we have not been able to purchase inventory in the most efficient fashion and we have incurred lower margins than some of our competitors. This has also affected our revenues. We need the proceeds of this offering so that we can effectively purchase inventory and increase our gross margins to satisfactory levels.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to, fixed asset lives, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. 99 Cent Stuff believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the financial statements.

         Revenue recognition: Revenue is recognized at the point of sale.

         Inventory: Our accounting for inventory and cost of goods sold requires us to estimate the value of such assets and cost of such assets sold and to continually assess whether such assets are impaired and the cost of goods sold is presented fairly. We believe that at December 31, 2003 and 2002 that no inventory is impaired.

         Further information is provided in Note 2 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Net sales. Net sales increased $0.9 million, or 2.4%, from $38.7 million in 2002 to $39.6 million in 2003. Same store net sales, for stores open all of both periods, increased $2.6 million in 2003, or 8.1%, compared to the prior year. The increase in net sales was primarily due to increased volume in produce. During the 2003 period, approximately 26.5% of our sales were of produce, which has a much higher turnover the other items sold in our stores. We anticipate that sales of produce will decrease as a percentage of net sales due to increased purchasing of higher margin items.

Gross profit. Gross profit, which consists of total sales less cost of sales, increased $1.0 million, or 10.2%, from $10.0 million in 2002 to $11.0 million in 2003. The increase in gross profit dollars was primarily due to higher sales volume. As a percentage of net sales, gross profit increased 2.0% from 25.8% in 2002 to 27.8% in 2003 and was primarily attributable to a change in the product mix, cost variations, primarily in food products, and reduced shrinkage, partially offset by increased sales in produce, which generally has lower margins.

Selling, general and administrative. Selling, general and administrative expenses, or SG&A, which include operating expenses and depreciation and amortization, decreased $0.4 million in 2003, or 2.9%, from $14.0 million in 2002 to $13.6 million in 2003 and was primarily attributable to decreased wages and related benefits, rents and related expenses and professional fees of $1.0 million, $0.2 million and $0.1 million respectively, partially offset by increases in insurance and miscellaneous other - net, of $0.5 million and $0.4 million respectively.

Operating loss. Operating loss decreased $1.5 million, or 37.0%, from $4.1 million in 2002 to $2.6 million in 2003. As a percentage of net sales, operating loss decreased 4.0% from 10.5% in 2002 to 6.5% in 2003 and is primarily attributable to increased net sales and gross profit and decreased SG&A expenses.

Other (income) expense. Interest expense decreased $0.1 million, or 7.8%, from $1.3 million in 2002 to $1.2 million in 2003. The increase is primarily attributable to increased borrowings, partially offset by lower interest rates. As a percentage of net sales, interest expense decreased 0.4%, from 3.5% in 2002 to 3.1% in 2003.

Net loss. As a result of the items discussed above, net loss decreased $1.6 million, or 30.5%, from $5.3 million in 2002 to $3.7 million in 2003.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Net Sales. Net Sales increased $2.8 million, or 7.7%, from $35.9 million in 2001 to $38.7 million in 2002. The increase was primarily attributable to the effect of one new store opened in 2002 and the full year effect of one store opened in 2001. Same store net sales, for the nine stores open all of both years, decreased $0.1 million in 2002, or 0.4%, vs. a year ago. The decrease in same store net sales was primarily due to a legal action enforcing a provision in the lease for one of our stores limiting the sales of grocery items to 500 square feet instead of the 7,500 square feet in most other stores.

         Gross Profit. Gross Profit increased $0.4 million, or 3.6%, from $9.6 million in 2001 to $10.0 million in 2002. The increase in gross profit was primarily attributable to higher sales volume. As a percentage of net sales, gross profit decreased 1.0% from 26.8% in 2001 to 25.8% in 2002 and was primarily attributable to increased produce sales, a lower margin item, and a change in the product mix in one store due to the legal action discussed above that limited the sales of high margin grocery items.

         Selling, General and Administrative. SG&A decreased $0.5 million, or 3.6%, from $14.5 million in 2001 to $14.0 million in 2002. The decrease was primarily attributable to a decrease in payroll and related costs of $0.6 million and insurance of $0.3 million, partially offset by increase in rent of $0.3 million. SG&A for 2002 included $174,518 of an advance to John Isaac, Jr., who was the head of stores, which was forgiven when his employment terminated and included as compensation. There were no material increases or decreases in any other category. As a percentage of net sales, SG&A decreased 4.3% from 40.6% in 2001 to 36.3% in 2002.

         Operating Loss. Operating loss decreased $0.8 million, or 17.7%, from $4.9 million in 2002 to $4.1 million in 2002. As a percentage of net sales, operating loss decreased 3.2% from 13.7% in 2001 to 10.5% in 2002 and was primarily attributable to increased net sales and gross profit and decreased SG&A expenses.

         Other (Income) Expense. Interest expense decreased $0.3 million, or 16.6%, from $1.6 million in 2001 to $1.3 million in 2002. The decrease was primarily attributable to lower interest rates in 2002, partially offset by increased borrowings. As a percentage of net sales, interest expense decreased 1.0% from 4.5% in 2001 to 3.5% in 2002.

         Net Loss. Net loss decreased $1.2 million, or 17.9%, from $6.5 million in 2001 to $5.3 million in 2002 and was primarily attributable to the items discussed above. As a percentage of net sales, net loss decreased 4.3 % from 18.1% in 2001 to 13.8% in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         From inception on June 28, 1999 to February 2004, we were funded principally from loans provided by Raymond Zimmerman, our principal shareholder and bank loans personally guaranteed by Mr. Zimmerman, and have not generally relied upon other external sources of financing. Virtually all of our fixed assets, including fixtures and equipment, have been purchased using advances made to 99 Cent Stuff from Mr. Zimmerman. Our capital requirements result primarily from purchases of inventory, expenses related to new store openings and working capital requirements for new and existing stores. We take advantage of closeout and other special-situation opportunities, which frequently result in volume purchases requirements, and as a consequence, our cash requirements are not constant or predictable during the year and can be affected by the timing and size of our purchases.

         Our negative working capital as of December 31, 2003 was due to

         o  $5.8 million of property and equipment acquired,

         o  cash shortfall due to operating losses, and

         o  increases in accounts payable due to operating losses.

         Net cash used by operations was $2.2 million in 2003 and $2.1 million in 2002. Net cash used by operations during the 2003 period included a net loss of $3.7 million, depreciation of $0.9 million, an increase in inventory of $0.3 million and accrued interest, related party of $1.1 million. Net cash used by operations during 2002 included a net loss of $5.3 million, a decrease in inventories of $1.2 million, and a decrease in accounts payable of $0.8 million. We are currently using approximately $150,000 per month of cash in operations and expect to continue with a negative cash flow from operations until we are able to implement the use of proceeds from our offering to increase inventory, which we expect will increase sales and margins and thus positively impact cash flow from operations. A decrease in operating cash flow from current levels would greatly reduce the availability of funds and would force us to obtain additional capital from either Mr. Zimmerman or elsewhere.

         Net cash used in investing activities for purchases of property and equipment was $0.3 million in 2002 and 2003.

         Net cash provided by financing activities was $2.5 million in 2003, primarily due to $2.4 million of borrowings under a line of credit offset by decreases in cash overdrafts of $0.4 million and increases in accounts payable and accrued interest, related party of $0.5 million. Net cash provided by financing activities was $2.4 million in 2002. Net cash provided by financing activities reflects increases in borrowings under a line of credit personally guaranteed by Mr. Zimmerman in the amount of $2.4 million during 2003 and $0.3 million in 2002.

         At December 31, 2003, Mr. Zimmerman had advanced an aggregate of $4.9 million, which was carried on the balance sheet as accounts payable and accrued expenses, related party. The note payable was $14.6 million at December 31, 2002. Interest was accrued at a rate equal to the prime rate plus 2%. The note payable was converted into 4,750,000 shares of common stock as part of the merger with iVideoNow. In November 2003, Mr. Zimmerman loaned us an additional $500,000, to provide cash reserves pending the completion of the offering.

         Mr. Zimmerman has personally guaranteed our aggregate $6.0 million lines of credit with Bank of America. As a result of these guarantees, the interest rate on these lines has been prime minus 1%, which we believe would be several points higher without the guarantee. Also as a result of the personal guarantees, these lines of credit do not have any financial covenants or ratios and the only events of default are standard payment defaults. Mr. Zimmerman has also guaranteed some of our property leases. The lease guarantees will terminate when our shareholders' equity is at least $3 million. We have been accruing fees of 2% of the lines of credit and the guaranteed property leases. The accrued fees of $0.1 million as of December 31, 2003 have been included in the accounts payable and accrued expenses, related party.

         At December 31, 2003, approximately $0.4 million was available under these lines. In February and March 2004, we paid down the lines by approximately $3.4 million from the proceeds of the public offering.

         In addition, Mr. Zimmerman has advanced and interest has been accrued on the notes payable of approximately $0.5 million at December 31, 2003 that has been carried as accounts payable, related party, of which $3.7 million was outstanding at December 31, 2002. These funds were used for equipment purchases, interest accrued on the unpaid balances and working capital. These amounts and all other amounts that may be accrued or advanced prior to the completion of this offering are being converted into a convertible note and not into common stock. This note is due December 1, 2005 and bears interest at the prime rate. The note is convertible into common stock at the option of the holder at a conversion price equal to $5.00, subject to adjustment. We will have the right to prepay the note at any time.

         In addition to the commitments described above, our future capital expenditures will depend primarily on the number and timing of new stores we open. We have identified 10 locations that we will target for new stores in new and existing markets. We plan to open between three and seven additional new stores by the end of 2004. Net capital expenditures for a new store are expected to average approximately $150,000 to $300,000, depending on landlord allowances and existing improvements. The average inventory investment for a new store is approximately $250,000. Pre-opening expenses, such as marketing, salaries, supplies and utilities, are expected to average approximately $30,000 per new store and are expensed as incurred. To date, we have not entered into any type of capital or operating leases for the new store build-out but anticipate doing so in the future to leverage our resources.

         In connection with store openings, we have projected our capital expenditure needs in 2004 to be approximately $1.4 million.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following tables summarize our contractual obligations and commercial commitments as of December 31, 2003:

                                                                    PAYMENTS DUE BY PERIOD
                                                      -----------------------------------------------------
            SIGNIFICANT CONTRACTUAL OBLIGATIO  TOTAL  WITHIN 1YEAR  2-3 YEARS     4-5 YEARS   AFTER 5 YEARS
            ---------------------------------  -----  ------------  -----------  ------------ -------------
            Operating Leases                          $2,300,000    $3,000,000   $3,500,000   $4,600,000
            Capital Leases                     --

         We are committed under noncancelable operating leases for all store and office spaces, expiring at various dates through 2015. These leases generally provide minimum rent plus payments for real estate taxes and operating expenses, subject to escalations, and some of them also require us to pay contingent rent based on sales. As of December 31, 2003, our lease payment obligations under these leases totaled $2.4 million for 2003, and an aggregate of $8.3 million through 2015. We do not have any capital leases.

         Our current warehouse facility should be sufficient at least through 2004 and we believe that we may be able to obtain a larger space able to support additional stores for the same rent if we move when the current lease expires in 2004. A move would not involve a material amount of capital. It is possible that we would upgrade our inventory management system in 2005 if we have at least 20 stores open at that time. The cost of this upgrade cannot be estimated at this time.

         We expect to spend significant additional capital primarily for opening new stores, reducing accounts payable and increasing our inventory. We believe that the net proceeds from our offering, together with our improvements in our expected operating results, will be sufficient to meet our operating and capital needs for at least the next 12 months. It is possible that we may be required to raise additional financing in some future period through public or private financings, strategic relationships or other arrangements even if the minimum units are sold or we are unable to achieve increased operating margins. Other than the existing Bank of America lines of credit, there are not currently any other borrowing arrangements or commitments for any capital. While Mr. Zimmerman has indicated he will provide additional capital or guarantees in the future, he is under no obligation to do so. We may not be able to raise additional funds when needed, or on acceptable terms, or at all. Also, any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants.

SEASONALITY AND QUARTERLY FLUCTUATIONS

         99 Cent Stuff has historically experienced some seasonal fluctuation in our net sales, operating expenses and net loss. The highest sales periods are the Christmas and Halloween seasons, although the Christmas season does not increase as much as many other retailers because a high proportion of our products are for every day use and not gifts. A greater amount of our net sales and operating income is generally realized during the fourth quarter. Quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of certain holidays, such as Easter and the timing of new store openings and the merchandise mix.

NEW AUTHORITATIVE PRONOUNCEMENTS

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity. This statement is effective immediately for instruments entered into or modified after May 31, 2003 and for all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. However, the provisions of SFAS No. 150 will be applied to mandatorily redeemable instruments of nonpublic companies in fiscal periods beginning after December 15, 2003. Early adoption of SFAS No. 150 is not permitted. Application of this standard to pre-existing instruments will be recognized as a cumulative effect of a change in accounting principle. The provisions of this statement require that any financial instruments that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. We do not believe that the adoption of SFAS 150 will have a material impact on our financial position or results of operations.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

         If any of the following risks and uncertainties actually occur, our business' financial condition or operating results may be materially and adversely affected. In this event, the trading price of our common stock may decline and investors may lose part or all of their investment.

WE HAVE HAD LOSSES SINCE INCEPTION IN 1999, WHICH HAS AFFECTED OUR WORKING CAPITAL.

         We had losses of $1.6 million in 2003 and $5.3 million in 2002. We cannot assure you that we will have a profit in 2004 or any future year. Due to these losses, we had a negative working capital of $.2 million at December 31, 2003 and have continued to need cash for operations. This amount includes approximately $4.9 million owed to Raymond Zimmerman, our chairman and principal shareholder, at December 31, 2003 after conversion of $14.6 million of debt to equity. Our losses since inception in 1999 are due to

         o  costs associated with the opening of all of its stores,

         o delays in opening stores and the costs of carrying extra inventory and rent,

         o inability from time to time to properly purchase inventory and stock the stores due to cash shortfalls,

         o costs associated with establishing our warehouse and corporate operations, and

         o costs associated with developing and implementing our information technology systems for the warehouse and stores.

WE WILL BE UNABLE TO GENERATE PROFITS UNLESS WE INCREASE OUR GROSS MARGINS AND VOLUME.

         The key to achieving profitability in the value business is to be able to rapidly purchase goods and be able to pay within terms in order to obtain the lowest prices. Due to our lack of operating cash, we have not been able to purchase inventory in the most efficient fashion and we have incurred lower margins than some of our competitors. This has also affected our revenues.

         Our operating losses have decreased working capital and limited our ability to buy sufficient inventory at higher margins. Also, we have not been able to control the mix of sales and margins that would maximize sales and provide higher margins. During any future period in which we have limited working capital, it is likely that our margins will decrease.

WE HAVE BEEN FINANCIALLY DEPENDENT ON OUR PRINCIPAL SHAREHOLDER FOR MUCH OF OUR CAPITAL AND HAVE BEEN UNABLE TO RAISE OUTSIDE FUNDS ON TERMS ACCEPTABLE TO US.

         Since inception in 1999, we have been funded principally from loans provided by Raymond Zimmerman, our principal shareholder and bank loans personally guaranteed by Mr. Zimmerman, and have not generally relied upon other external sources of financing. Although Mr. Zimmerman converted $14.6 million to equity, he is still owed approximately $4.9 million and has ongoing personal guarantees of $6.0 million of bank loans and of property leases. While Mr. Zimmerman has indicated that he will continue the guarantees indefinitely, his failure to continue these guarantees will cause the loans and leases to default and thus materially harm our financial position if we were unable to renegotiate acceptable terms.

WE NEED NEW STORE OPENINGS OR WE WILL NOT ACHIEVE FUTURE GROWTH.

         Our operating results depend largely on our ability to open and operate new stores successfully and to manage a larger business profitably. Our strategy depends on our ability to secure financing to open and operate these stores. Any failure by us to:

         o  identify suitable markets and sites for our new stores;

         o  negotiate leases with acceptable terms;

         o  achieve our expansion goals on a timely basis;

         o obtain acceptance in markets in which we currently have limited or no presence;

         o appropriately upgrade our financial and management information systems; and

         o  control or manage operating expenses

could decrease our future operating results and hurt our ability to execute our business strategy. Some of these factors are beyond our control and we cannot assure you that we will be able to achieve our goals.

         We also cannot assure you that when we open new stores, we will improve our results of operations. A variety of factors, including store location, store size, rental terms, the level of store sales and the level of initial advertising influence if and when a new store becomes profitable. Assuming that our planned expansion occurs as anticipated, our store base will include a relatively high proportion of stores with relatively short operating histories. We cannot assure you that our new stores will achieve the sales per saleable square foot and store-level operating margins currently achieved at our existing stores. If our new stores on average fail to achieve these results, our planned expansion could produce a decrease in our overall sales per saleable square foot and store-level operating margins. Increases in the level of advertising and pre-opening expenses associated with the opening of new stores could also contribute to a decrease in our operating margins. Finally, the opening of new stores in existing markets may reduce retail sales of existing stores in those markets, negatively affecting comparable store sales.

WE WILL NEED ADDITIONAL CAPITAL TO IMPLEMENT OUR LONG TERM PLANS.

         Although the proceeds of our recently completed offering will be sufficient to fund our short-term expansion plans, we will need additional capital if we are to implement our long-term expansion plans. It is also possible that we will be unable to obtain the additional funding when we need it. If we are unable to obtain additional funding as and when needed, we could be forced to delay opening new stores. Additional capital could be raised through the sale of additional equity or debt securities or the exercise of warrants. Additional equity may be obtained on terms that would be dilutive to existing investors or purchasers in this offering.

COST INCREASES COULD IMPACT OUR ABILITY TO PROVIDE QUALITY MERCHANDISE FOR 99 CENTS.

         Our ability to provide quality merchandise at the 99 cents price point is subject to certain economic factors, which are beyond our control, including inflation, tariffs on imported goods, general trade conditions and the availability of merchandise at prices that would permit us to maintain our price point with acceptable margins. Due to our inability to raise our prices, inflation or other cost increases could hurt our margins. Our methods to respond to ordinary price increases resulting from inflationary pressures is to adjust the number of items sold at for 99 cents and by changing our selection of merchandise. A sustained trend of significantly increased inflationary pressure could require us to abandon our single price point of 99 cents per item or to raise our price point, which could force us to change our strategy and change our business model.

ALL OF OUR OPERATIONS ARE IN SOUTH FLORIDA, LEAVING US VULNERABLE TO EVENTS SPECIFIC TO THIS REGION.

         All of our 99 Cent Stuff Stores are currently located in south Florida, although we intend to open one or more stores in 2004 in central Florida. Accordingly, our results of operations and financial condition largely depend upon trends in the south Florida economy. Although this region's economy has remained strong, this trend may not continue and retail spending could decline in the future. At times, natural disasters such as hurricanes and other events have disrupted the local economy. These events could also pose physical risks to our properties.

BECAUSE ALL OF OUR STORES RELY ON A SINGLE DISTRIBUTION CENTER, ANY DISRUPTION COULD REDUCE OUR NET SALES.

         We currently rely on a single distribution center in Miami, Florida. Any natural disaster or other serious disruption to this distribution center due to fire, hurricane or any other cause could damage a significant portion of our inventory and could materially impair both our ability to adequately stock our stores and our sales and profitability, particularly because much of our merchandise consists of closeouts and other irreplaceable products.

OUR SUCCESS DEPENDS UPON THE AVAILABILITY OF CLOSEOUT AND SPECIAL-SITUATION MERCHANDISE AND WE MAY NOT BE ABLE TO FIND AND PURCHASE MERCHANDISE IN QUANTITIES NECESSARY TO ACCOMMODATE OUR GROWTH.

         Our success depends in large part on our ability to locate and purchase quality closeout and special-situation merchandise at attractive prices. We cannot be certain that merchandise will continue to be available in the future. Further, we may not be able to find and purchase merchandise in quantities necessary to accommodate our growth. Additionally, our suppliers sometimes restrict the advertising, promotion and method of distribution of their merchandise. These restrictions in turn may make it more difficult for us to quickly sell these items from our inventory.

         Although we believe our relationships with our suppliers are good, we do not have any written agreements with any supplier. As a result, we must continuously seek out buying opportunities from our existing suppliers and from new sources. We compete for these opportunities with other wholesalers and retailers, value, discount and deep-discount chains, mass merchandisers, food markets, drug chains, club stores and various privately-held companies and individuals. One of our suppliers provided approximately 25% of our total purchases in 2003 and 2002. Although we do not depend on this or any other single supplier or group of suppliers, a disruption in the availability of merchandise at attractive prices could impair our business.

WE RELY HEAVILY ON RAYMOND ZIMMERMAN AND THE LOSS OF HIM WILL DAMAGE OUR OPERATIONS.

         Our success depends substantially on Raymond Zimmerman, our Chairman and Chief Executive Officer. Mr. Zimmerman has provided our strategic direction and financial support since our inception. We do not maintain key person life insurance on him

WE NEED TO HIRE ADDITIONAL MANAGEMENT AND RETAIN EXISTING MANAGEMENT OR WE WILL NOT BE ABLE TO GROW OUR BUSINESS.

         We believe that we will need to hire additional management to manage our planned growth. Our success will depend on our ability to identify, attract, hire, train, retain and motivate highly skilled management personnel and the loss of Mr. Zimmerman or other key management without suitable replacements will harm our business.

OUR OPERATING RESULTS MAY FLUCTUATE AND MAY BE AFFECTED BY SEASONAL BUYING PATTERNS, COMPARABLE STORE SALES AND OTHER FACTORS.

         Historically, our highest revenues and operating income have occurred during months with major holidays such as Christmas, Easter and Halloween, which affect our operating results. In addition to seasonality, many other factors may cause our results of operations to vary significantly from quarter to quarter. If we miscalculate the demand for our products generally or for our product mix during peak periods, our revenues could decline, resulting in excess inventory, which could harm our margins and cash flow. Some of these factors are beyond our control. These factors include:

         o  the timing of new store openings;

         o  the integration of new stores into our operations;

         o the level of advertising and pre-opening expenses associated with new stores;

         o general economic health of the value and deep-discount retail industries;

         o  changes in the mix of products sold;

         o  unexpected increases in shipping costs;

         o  ability to successfully manage our inventory levels;

         o  changes in our personnel;

         o  fluctuations in the amount of consumer spending; and

         o the amount and timing of operating costs and capital expenditures relating to the growth of our business.

THE RIGHT TO USE OUR CURRENT NAME MAY BE CHALLENGED, WHICH COULD CAUSE US TO CHANGE OUR NAME AND DISRUPT OUR MARKETING PROGRAM.

         The trademarks we own and use in connection with our goods and services are not registered. There are several federally-registered trademarks containing "99 Cents" and the owners of these trademarks may challenge the use of our name and other marks which include "99 Cents". If successfully challenged, we may be forced to change the name of our stores and our other marks, which would force us to develop a new name and market awareness.

WE FACE STRONG COMPETITION FOR CUSTOMERS AND TO PURCHASE INVENTORY, WHICH AFFECTS OUR PROFITABILITY.

         We compete in both the acquisition of inventory and sale of merchandise with

         o  discount and deep-discount stores,

         o  single price point merchandisers,

         o  mass merchandisers,

         o  food markets,

         o  drug chains, and

         o  club stores

         In the future, new companies may also enter the value retail industry. Additionally, we currently face increasing competition for the purchase of quality closeout and other special-situation merchandise.

         Some of our competitors have substantially greater financial resources and buying power than us. Our capability to compete will depend on many factors including our ability to successfully purchase and resell merchandise at lower prices than our competitors and the perceived value to consumers. We may not be able to compete successfully against our current and future competitors. If we are unable to compete successfully, our operating results will suffer.

WE FACE THE RISK OF LOSS FROM INVENTORY SHRINKAGE.

         The retail industry is subject to theft by customers and employees, and damage to goods in the course of operations. Significant inventory shrinkage in the future would increase our cost of goods sold and decrease our profitability.

OUR INFORMATION TECHNOLOGY SYSTEMS ARE VULNERABLE TO DAMAGE THAT COULD HARM OUR ABILITY TO MANAGE OUR INVENTORY SYSTEMS.

         Our success, in particular our ability to successfully manage inventory levels, largely depends upon the efficient operation of our computer hardware and software systems. We use management information systems to track inventory information at the store level, communicate customer information and aggregate daily sales information. These systems and our operations are vulnerable to damage or interruption from:

         o  hurricane, fire, flood and other natural disasters;

         o power loss, computer systems failures, internet and telecommunications or data network failure, operator negligence, improper operation by or supervision of employees, physical and electronic loss of data or security breaches, misappropriation and similar events; and

         o  computer viruses.

         Any failure that causes an interruption in our operations or a decrease in inventory tracking could result in reduced net sales.

OUR ANTI-TAKEOVER PROVISIONS COULD PREVENT OR DELAY A CHANGE IN CONTROL OF OUR COMPANY, EVEN IF SUCH CHANGE OF CONTROL WOULD BE BENEFICIAL TO OUR SHAREHOLDERS.

         Provisions of our articles of incorporation and bylaws as well as provisions of Florida law could discourage, delay or prevent a merger, acquisition or other change in control of our company, even if such change in control would be beneficial to our shareholders. These provisions include:

         o a board of directors that is classified such that only one-third of directors are elected each year;

         o authorizing the issuance of blank check preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

         o limitations on the ability of shareholders to call special meetings of shareholders; and

         o establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings.

         In addition, provisions of the Florida Business Corporation Act restrict business combination transactions with parties that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the transaction may be considered beneficial by some shareholders.

WE ARE CONTROLLED BY OUR PRIMARY SHAREHOLDER, WHO WILL CONTINUE TO CONTROL OUR OUTSTANDING STOCK AFTER THIS OFFERING. HIS INTERESTS MAY CONFLICT WITH YOUR INTERESTS.

         Raymond Zimmerman and his family beneficially own approximately 82% of our outstanding common stock. For as long as Mr. Zimmerman and his family continue to own shares of common stock representing more than 50% of the voting power of our common stock, he will be able to direct the election of all of the members of our board of directors and determine the outcome of all matters submitted to a vote of our shareholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. Mr. Zimmerman will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to him but not to other shareholders. Mr. Zimmerman's interests may be different from the interests of the other shareholders. This could limit the voting and other rights of our other shareholders and could depress the market price of our common stock.

OUR FINANCIAL RELIANCE ON OUR PRIMARY SHAREHOLDER MAY ACT AS AN IMPEDIMENT TO A CHANGE OF CONTROL.

         We owe Raymond Zimmerman approximately $4.6 million for advances he has made. This amount is convertible into common stock at $5.00 per share. He is also the guarantor on our bank loans and property leases. Mr. Zimmerman's ability to cancel his guarantees could act as an impediment to a change of control of the company at such time as Mr. Zimmerman would beneficially own less than a majority of the outstanding common stock.

OUR STOCK HAS NOT BEEN ACTIVELY TRADED ON A PUBLIC MARKET.

         Our common stock has historically traded on a limited basis. If we are not able to develop an active public trading market for the shares, investors may have limited liquidity and may be forced to hold the shares for an indefinite period of time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under the bank facility are based on variable rates. If the prime rate were to increase 1.0% in 2004 as compared to the rate at December 31, 2003, our interest expense for 2004 would increase $0.1 million based on the outstanding balance at December 31, 2003. We do not hold any derivative instruments and do not engage in hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are included in this Form 10-K following the signature pages.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective September 16, 2003, our board of directors dismissed Caldwell Becker Dervin Petrick & Co. LLP as our independent auditors and engaged Daszkal Bolton LLP to serve as the new independent auditors. Daszkal Bolton had served as the auditor for 99 Cent Stuff, LLC prior to the transaction referred to the merger transaction.

         Caldwell Becker's reports on the financial statements of iVideoNow as of and for the two most recent fiscal years ended December 31, 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope, or accounting principles.

         During iVideoNow's two most recent fiscal years ended December 31, 2002, the subsequent interim periods ending March 31, 2003 and June 30, 2003, and during the period July 1, 2003 through September 16, 2003, there were no disagreements between Caldwell Becker and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Caldwell Becker's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

         We provided Caldwell Becker with a copy of the foregoing disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following persons are members of our board of directors executive officers and key employees, in the capacities indicated:

         NAME                            AGE      POSITION
         ----------------------------    ---      -------------------------------------------------
         Officers and Directors:
         Raymond Zimmerman                70      Chairman of the Board and Chief Executive Officer
         Barry Bilmes                     57      Chief Financial Officer
         Kevin R. Keating                 63      Director
         Nathan R. Light                  68      Director
         Leonard Florence                 71      Director

         Key Employees:
         Charlie Cordero                  44      Vice President of Merchandise
         Russ Fields                      46      Vice President of Information Technology

         RAYMOND ZIMMERMAN founded 99 Cent Stuff and was the managing member since 1999 and became the Chairman of the Board and Chief Executive Officer upon completion of the merger in September 2003.. Mr. Zimmerman was a founder and the Chairman and Chief Executive Officer of Service Merchandise Company Inc., a national retail chain, from 1981 to 1997, was Chairman of the Board from 1997 to 1999 and was the Non-Executive Chairman from 1999 to 2000. In March 1999, Service Merchandise filed for bankruptcy pursuant to Chapter 11 of the United States Bankruptcy Code. Mr. Zimmerman has also been a director of The Limited, Inc. since 1984.

         BARRY BILMES has been Chief Financial Officer since October 2002. From 2000 to 2002, Mr. Bilmes was Vice President - Finance for NuCo2 , Inc., the largest supplier in the U.S. of bulk CO2 systems for carbonating fountain beverages. From 1994 to 2000 Mr. Bilmes served in various financial capacities, the most recent of which was Vice President - Finance and Administration for Brothers Gourmet Coffees, Inc., a national wholesaler and retailer of gourmet coffees. On August 27, 1998, Brothers Gourmet Coffees filed for bankruptcy pursuant to Chapter 11 of the United States Bankruptcy Code. Prior, thereto, from 1978 to 1993, Mr. Bilmes was Controller and Treasurer for Weight Watchers, International, Inc., a provider of weight loss products and services.

         LEONARD FLORENCE became a director upon completion of the merger in September 2003. He has been the Chairman of the Board of Syratech Corporation, a publicly-traded company which designs, manufactures, imports and markets a diverse portfolio of tabletop, giftware and seasonal products for home entertaining and decoration under well-known name brands. He has served as Chairman of the Board continuously since 1986, and as Chief Executive Officer from 1986 to 2002. Mr. Florence has been an executive in the tabletop and giftware products industry for more than 45 years. Mr. Florence is currently a director of Lifetime Hoan Corporation, a publicly-traded manufacturer and marketer of a broad range of household cutlery and kitchenware and bakeware products under well-known name brands.

         KEVIN R. KEATING was the president and a director of iVideoNow from December 2001 until the merger in September 2002 and is currently a director. Mr. Keating is an investment executive and for the past nine years has been the Branch Manager of the Vero Beach, Florida, office of Brookstreet Securities Corporation ("Brookstreet"). Brookstreet is a full-service, national network of independent investment professionals. Mr. Keating services the investment needs of private clients with special emphasis on equities. For more than 35 years, he has been engaged in various aspects of the investment brokerage business. Mr. Keating began his Wall Street career with the First Boston Corporation in New York in 1965. From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. Since 1982, he has been associated with a variety of firms as a registered representative servicing the needs of individual investors.

         NATHAN R. LIGHT became a director upon completion of the merger in September 2003. Since 1998 he has been an executive of National Electronics Warranty Corp., the nation's leading provider of extended service plans, buyer protection services and product support for businesses and consumers currently serving as vice chairman and formerly chairman and chief executive officer. From 1996 to 1998 he was the chairman and chief executive officer of LDC Group, Inc., which developed and operated Only Diamond stores, the first retail chain to sell diamond merchandise exclusively. From 1977 to 1995, Mr. Light was the chairman and chief executive officer of Sterling Jewelers, Inc., one of the nation's largest jewelry chains. He is also a director of Michael Anthony Jewelers, Inc., a publicly-traded jewelry retailer.

         CHARLIE CORDERO has been Vice President of Merchandise since January 2003. From 2001 to 2002, Mr. Cordero was Divisional Manager for Bills Dollar Stores, Bonus Dollar Division, a 20-store single price point located in Central Florida. From 1999 to 2001, Mr. Codero was Vice President of Merchandise for McCrory Stores, a 200 plus dollar chain. In that capacity, Mr. Cordero oversaw the buying and merchandising for all stores, as well as extensive traveling to the Orient to establish Direct Import Programs. From 1998 to 1999, Mr. Codero was Vice President for Dollar Craze Stores, Hammond, Indiana, a 16-store dollar store chain. From 1991 to 1998, he served in various merchandising functions at McCrory Stores, the most recent of which was Merchandise Manager of the 99-cent Division.

         RUSS FIELD has been Vice President of Information Technology since January 2003 and was Director of Information Systems starting in July 2000. From 1999 to 2000 he was director-information technology of Value Financial Services. He was director of systems development and support for Thorn Americas from 1989 to 1998, director of information systems of Whiteford Transportation from 1987 to 1989 and systems manager of Kmart Corporation from 1973 to 1987.

BOARD OF DIRECTORS COMPOSITION

         Our articles of incorporation provide for a classified board of directors consisting of three classes of directors, each serving staggered three-year terms. As a result, a portion of our board of directors will be elected each year. To implement the classified board of directors structure, prior to the completion of this offering, two of the members of the board of directors will be elected to one-year terms, two will be elected to two-year terms and at least one will be elected to a three-year term. Thereafter, directors will be elected for three-year terms. At least one additional outside director will be selected prior to the completion of this offering.

ITEM 11. EXECUTIVE COMPENSATION

         The following tables summarize the total compensation paid to Raymond Zimmerman, our chairman, and Barry Bilmes, who are the only executive officers with compensation of at least $100,000 in 2003.

                                            SUMMARY COMPENSATION TABLE

                                                     ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                                          ------------------------------------------    ------------------------------
                                                                          OTHER          RESTRICTED      SECURITIES
                                                                          ANNUAL            STOCK        UNDERLYING
NAME AND PRINCIPAL POSITION     YEAR      SALARY ($)        BONUS      COMPENSATION      AWARDS ($)   OPTIONS/SARS (#)
---------------------------     ----      --------          -----      ------------     ------------ -----------------
Raymond Zimmerman               2003            --            --         $ 37,985(1)         --               --
   Chairman                     2002            --            --           25,673(1)         --               --
                                2001            --            --           30,543(2)         --               --

Barry Bilmes                    2003      $106,154            --         $  8,150            --           10,000
   Chief Financial Officer      2002      $ 18,461            --         $  1,200(2)         --               --
                                2001      $                   --         $                   --               --

--------------
(1) Other compensation consists of medical benefits.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS.

         There are not currently any employment agreements with our executive officers.

STOCK OPTION GRANTS

         During 2003 an aggregate of 10,000 options were granted to the executive officers named above. No options were exercised in 2003.

         The following table shows the options that were granted under the 2003 Equity Incentive Plan in 2003 to the named executive officers. Each option has an exercise price equal to $5.00 per share, which was the offering price per share at that time, has a ten year term and is exercisable as follows: 25 percent on and after the first anniversary of the grant, and an additional 25 percent on and after each of the next three anniversaries. The rates of stock appreciation presented in this table for the shares under options are not predictions of future stock prices.

                                                    OPTION GRANTS TABLE

                                                                                                 POTENTIAL REALIZABLE
                                                                                                 VALUE AT ASSUMED RATES OF
                                                                                                 STOCK PRICE APPRECIATION
                                       INDIVIDUAL GRANTS                                         FOR OPTION TERM
------------------------------------------------------------------------------------------------ -------------------------
                             NUMBER OF         PERCENT OF TOTAL
                             SECURITIES        OPTIONS/SARS         EXERCISE
                             UNDERLYING        GRANTED TO           OR BASE
                             OPTIONS/SARS      EMPLOYEES IN         PRICE        EXPIRATION
NAME                         GRANTED (#)       FISCAL YEAR          ($/SH)       DATE            5%($)         10%($)
---------------------------- ----------------- -------------------- ------------ --------------- ------------- -----------
Raymond Zimmerman            0
Barry Bilmes                 10,000                   10.9%         $5.00        12/10/13        $31,450       $79,687


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES


                                               NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                               UNDERLYING UNEXERCISED     IN-THE-MONEY
                     SHARES        VALUE       OPTIONS/SARS AT FY-END     OPTIONS/SARS AT FY-END
                     ACQUIRED ON   REALIZED    (#) EXERCISABLE/           ($) EXERCISABLE/
NAME                 EXERCISE (#)  ($)         UNEXERCISABLE              UNEXERCISABLE
-----------------    ------------  --------    -----------------------    ----------------------
Raymond Zimmerman          -          -          --                           --
Barry Bilmes               -          -          0/10,000                     0/$5,000


2003 EQUITY INCENTIVE PLAN

         Our board of directors and shareholders have adopted the 2003 Equity Incentive Plan, which we refer to as the 2003 Plan, to authorize 250,000 options to purchase shares of common stock.

         PLAN DESCRIPTION. The purpose of the 2003 Plan is to provide an incentive to attract and retain qualified and competent persons as employees, directors and consultants, upon whose efforts and judgment our success is largely dependent, through the encouragement of stock ownership. The 2003 Plan provides for the grant of options intended to qualify as incentive stock options or ISOs under Section 422 of the Internal Revenue Code and options that are not intended to so qualify, which we refer to as Nonstatutory Stock Options. The 2003 Plan also provides for the grant of our restricted stock within the meaning of Rule 144 of the Securities Act.

         AUTHORIZED SHARES. The total number of shares of common stock reserved for issuance under the 2003 Plan is 250,000 (subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change). If any option granted pursuant to the 2003 Plan terminates, expires, or is canceled or surrendered, in whole or in part, shares subject to the unexercised portion may again be issued pursuant to the exercise of options granted under the 2003 Plan. The shares acquired upon exercise of options granted under the 2003 Plan will be authorized and unissued shares of common stock.

         ADMINISTRATION. The 2003 Plan will be administered by the board of directors or any compensation committee of our board of directors, which selects the eligible persons to whom options will be granted. The compensation committee also determines the number of shares of common stock subject to each option, the exercise price therefore and the periods during which options are exercisable. Further, the compensation committee interprets the provisions of the 2003 Plan and, subject to certain limitations, may amend the 2003 Plan. Each option granted under the 2003 Plan will be evidenced by a written agreement between us and the optionee.

         ELIGIBILITY. Options may be granted under the 2003 Plan to all employees (including officers) directors and certain consultants and advisors. Incentive stock options may be granted only to persons who are employees. Upon receiving grants of options, each holder of the options will enter into an option agreement with that contains the terms and conditions deemed necessary by the compensation committee.

         TERMS AND CONDITIONS OF OPTIONS. The exercise price for ISOs granted under the 2003 Plan may not be less than the fair market value of the shares of common stock on the date the option is granted. The exercise price and term for Nonstatutory Stock Options may be any price not less than par value per share as determined by the compensation committee. Under the 2003 Plan, the fair market value is the closing price of shares on the business day immediately preceding the date of grant. If the shares are not publicly traded, then the fair market value will be as the compensation committee will in its sole and absolute discretion determine in a fair and uniform manner.

         OPTIONS GRANTED UNDER THE 2003 PLAN HAVE A MAXIMUM TERM OF TEN YEARS. The exercise price of options granted under the 2003 Plan is payable in cash. Options granted under the 2003 Plan are not transferable, except by will and the laws of descent and distribution.

         Unless otherwise provided in an option, each outstanding option may, in the sole discretion of the compensation committee, become immediately fully exercisable: if there occurs any transaction, or series of transactions, that has the result that our shareholders immediately before such transaction cease to own at least 51 percent of our voting stock; upon the closing of a transaction, consolidation, reorganization, liquidation or dissolution in which we do not survive; or upon the closing of the sale, lease, exchange or other disposition of all or substantially all our property and assets.

         The compensation committee may in its sole discretion accelerate the date on which any option may be exercised and may accelerate the vesting of any shares subject to any option or previously acquired by the exercise of any option. Options granted to the officers and directors under the 2003 Plan may not be exercised unless otherwise expressly provided in any option, until six months following the date of grant.

         The compensation committee may also, in its sole discretion, by giving written notice cancel, effective upon the date of the consummation of certain corporate transactions that would result in an option becoming fully exercisable, any option that remains unexercised on such date. Such notice will be given a reasonable period of time prior to the proposed date of such cancellation and may be given either before or after Shareholder approval of such corporate transaction.

         TERMINATION OF OPTIONS. The expiration date of an option is determined by the compensation committee at the time of the grant and is set forth in the applicable option agreement. In no event may an option be exercisable after ten years from the date it is granted.

         RESTRICTED STOCK. Restricted stock may be granted to employees or consultants. The grant may be subject to vesting or forfeiture conditions similar to the options. Additional restrictions on transfer may be imposed.

OUTSTANDING OPTIONS

         92,000 options have been granted pursuant to the 2003 Plan.

DIRECTOR COMPENSATION

         Outside directors are not currently paid cash for services and receive the option grants described above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         In establishing compensation levels, our board of directors has endeavored to ensure the compensation programs for our executive officers were effective in attracting and retaining key executives responsible for our success and were administered in an appropriate fashion in our long-term best interests and our shareholders. In that regard, our board of directors sought to align the total compensation for our executive officers with our performance and the individual performance of each of our executive officers in assisting us in accomplishing our goals.

         All actions of the board with respect to Mr. Zimmerman's compensation is taken without his involvement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth information regarding beneficial ownership of our common stock as of March 15, 2004:

         o each person known to us to be the beneficial owner of more than 5% of either class of the common stock;

         o  each of our named executive officers;

         o  each director; and

         o  all current directors and executive officers as a group.

                                                             --------------------------------
                                                                 SHARES BENEFICIALLY OWNED
                                                             --------------------------------
         NAME OF BENEFICIAL OWNER                                SHARES              %
         --------------------------------------------------  ---------------      ---------
         Raymond Zimmerman                                     4,606,718(1)         92.1%
         Kevin Keating                                            16,667            *
         Leonard Florence                                          5,000(2)         *
         Nathan Light                                              6,000(3)         *
         Barry Bilmes                                             10,000(2)         *
         All officers and directors as a group (4 persons)     4,623,385            92.5%

----------
*    Less than 1%

(1) Includes 4,507,805 shares owned by the Raymond Zimmerman Annuity Trust--2003, 18,317 shares owned by a general partnership in which Mr. Zimmerman and his wife are the partners, 17,910 for which Mr. Zimmerman is trustee for family members and 62,686 shares owned by Mr. Zimmerman's wife, for which he disclaims beneficial ownership. Mr. Zimmerman is the trustee of the trust and his family members are the beneficiaries.

(2)  Represents options to purchase common stock exercisable over four years.

(3) Includes 1,000 shares and options to purchase 5,000 shares of common stock exercisable over four years

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires that our directors, executive officers and persons who own more than 10 percent of a registered class of our equity securities file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors and greater than 10 percent shareholders are required by the SEC regulation to furnish us with copies of all
Section 16(a) forms they file.

         Based solely on review of the copies of Forms 3, 4 and 5 and amendments thereto furnished to us, we believe that, during the period from January 1, 2003 through December 31, 2003, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met in a timely manner.

EQUITY COMPENSATION PLAN

         The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003

                                                                                      NUMBER OF
                                                                                      SECURITIES
                                                                                      REMAINING AVAILABLE
                                                                                      FOR FUTURE ISSUANCE
                                                                                      UNDER EQUITY
                                                                                      COMPENSATION PLANS
                                   NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE       (EXCLUDING
                                   BE ISSUED UPON EXERCISE     EXERCISE PRICE OF      SECURITIES
                                   OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    REFLECTED IN COLUMN
                                     WARRANTS AND RIGHTS      WARRANTS AND RIGHTS     (A))
         PLAN CATEGORY                       (A)                      (B)                     (C)
         -------------             -----------------------    --------------------    -------------------
Equity compensation plans                          92,000               $   5.00                  158,000
   approved by security holders
Equity compensation plans not
   approved by security holders                         0               $     --                        0
Total                                              92,000               $   5.00                  158,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Through the closing of our public offering in March 2004, substantially all of the funding for our operations has been provided by Raymond Zimmerman. At December 31, 2003, he has advanced an aggregate of $19.5 million, of which $4.9 million is carried on the consolidated balance sheet as accounts payable, related party and $14.6 million was carried as a note payable, related party at December 31, 2002 and 2001, which included accrued interest of $2.1 million at December 31, 2001. Interest is being accrued at a rate equal to the prime rate plus 2%. Upon the completion of the merger, the notes payable were converted into 4,750,000 shares of common stock. The rights to a portion of these shares have been distributed to some of Mr. Zimmerman's family and trusts for the benefit of Mr. Zimmerman and his family.

         Mr. Zimmerman has personally guaranteed our aggregate $6.0 million line of credit with Bank of America. As a result of these guarantees, the interest rate on these lines has been prime minus 1% when our rate would be several points higher without the guarantee. Mr. Zimmerman has also guaranteed some of our property leases. The lease guarantees will terminate when our shareholders' equity is at least $3 million. We have been accruing fees of 2% of the amount of the principal amount of the obligations. The accrued fees of $0.2 million have been included in the interest in the notes payable described above.

         In addition, at December 31, 2003, Mr. Zimmerman had advanced approximately $4.9 million that was carried as accounts payable and accrued expense, related party, of which $3.67 million was outstanding at December 31, 2002 and $471,000 was outstanding at December 31, 2001. These funds were used for equipment purchases, reimbursement of expenses and working capital. On December 31, 2003, Mr. Zimmerman converted $330,000 of payables into 66,000 shares of common stock and gifted these shares to family members. Upon the first closing of the offering in February 2004, $4.98 million was converted into a convertible note due December 1, 2005 that bears interest at the prime rate. The note is convertible into common stock at the option of the holder at $5.00 per share, subject to adjustment. We will have the right to prepay the note at any time.

         As of December 31, 2001, we had advanced $160,000 to John Isaac, Jr., our chief operating officer, which was included in other assets on the consolidated balance sheet. This advance bore interest at 8% per annum with interest accrued of $14,518 as of December 31, 2001. The note was repayable 90 days after payment is demanded. In connection with Mr. Isaac's termination, 99 Cent Stuff agreed to forgive the note in exchange for a release from Mr. Isaac, including any claims related to his ownership in 99 Cent Stuff. The release was never executed by Mr. Isaac and in February 2004, 99 Cent Stuff instituted a lawsuit to collect on the note.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

        For 2003 and 2002, 99 Cent Stuff paid to Daszkal Bolton LLP audit fees of approximately $51,000 and $36,000, respectively, billed for professional services rendered for the audit of 99 Cent Stuff's annual financial statements and the reviews of the financial statements included in 99 Cent Stuff's financial statements included in its quarterly filings on Form 10-QSB for the respective periods.

Audit-related fees

        For 2003 and 2002, 99 Cent Stuff paid to Daszkal Bolton LLP fees of approximately $21,000 and $36,000 respectively, billed for assurance and related services by 99 Cent Stuff's auditors that are reasonably related to the performance of the audit or review of 99 Cent Stuff's financial statements included in 99 Cent Stuff's quarterly filings on Form 10-QSB for the respective periods. The services thus provided by 99 Cent Stuff's auditors included accounting consultations and review in connection with registration statements and consultation concerning financial accounting and reporting standards.

Tax fees

        For 2003 and 2002, 99 Cent Stuff paid to Daszkal Bolton LLP fees of approximately $11,000 and $5,000, respectively, billed for tax compliance, tax advice and tax planning.

All other fees

        There were no other fees paid in 2003 or 2002 not identified above.

The 99 Cent Stuff board approved 100% of the foregoing services rendered by the auditors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) The following documents are filed as a part of this report:

         1. Consolidated Financial Statements:

         2. Financial Statement Schedules:

         3. Exhibits:

EXHIBIT NUMBER        EXHIBIT DESCRIPTION
------------------    -----------------------------------------------------------------------------------------------
2.1*                  Agreement between iVideoNow, Inc. and 99 Cent Stuff, LLC dated as of July 1, 2003
3.1(1)                Articles of Incorporation
3.2(2)                Amendment to Articles of Incorporation
3.3(3)                Bylaws
3.4 (6)               Articles of Incorporation (Florida)
4.2 (6)               Warrant Agreement
4.3(4)                Underwriter's Unit Purchase Option
10.1(4)               2003 Equity Incentive Plan
10.2(4)               Lease for Beacon Warehouse
16.1(5)               Letter re Change in Certifying Accountants
31.1                  Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2                  Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1                  Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002

--------------

(1) Incorporated by reference from Exhibit 3 (i) to Registrant's Form 10-SB12G filed June 14, 1999

(2) Incorporated by reference to Registrant's Form 10-QSB filed on November 21, 2001

(3) Incorporated by reference from Exhibit 3 (iii) to Registrant's Form 10-SB12G filed June 14, 1999

(4) Incorporated by reference from the Registration Statement on Form S-1 (File No. 333-92048) filed by 99 Cent Stuff, Inc. on September 6, 2002.

(5) Incorporated by reference to Registrant's Form 8-K dated September 4, 2003.

(6) Incorporated by reference from the Registration Statement on Form S-1 (File No. 333-108517) filed by 99 Cent Stuff, Inc. on September 4, 2003

(b) Reports on Form 8-K

On November 14, 2003, the Registrant filed a Report on Form 8-K under Item 12-Results of Operation and Financial Condition disclosing its results for the three and nine months ended September 30, 2003.

Note: Copies of each Exhibit to this Form 10-K are available upon request.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     99 CENT STUFF, INC.

                                                     By: /s/ RAYMOND ZIMMERMAN
                                                         -----------------------
                                                     Raymond Zimmerman, Chairman

Date: March 26, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

          SIGNATURE                                       TITLE                                     DATE
------------------------------     -------------------------------------------------           --------------
/s/ RAYMOND ZIMMERMAN              Chairman of the Board and Chief Executive Officer           March 26, 2004
------------------------------
Raymond Zimmerman

/s/ BARRY BILMES                   Chief Financial Officer and Principal Accounting            March 26, 2004
------------------------------     Officer
Barry Bilmes

/s/ KEVIN KEATING                  Director                                                    March 26, 2004
------------------------------
Kevin Keating

/s/ LEONARD FLORENCE               Director                                                    March 26, 2004
------------------------------
Leonard Florence

/s/ NATHAN LIGHT                   Director                                                    March 26, 2004
------------------------------
Nathan Light

                               99 CENT STUFF, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                TABLE OF CONTENTS
                                -----------------


Independent Auditors' Report................................................F-2

Consolidated Financial Statements:

      Consolidated Balance Sheets at December 31, 2003 and 2002.............F-3


       Consolidated Statements of Operations for the years ended
          December 31, 2003, 2002 and 2001..................................F-4


       Consolidated Statements of Changes in Shareholders' Equity (Deficit)
          for the years ended December 31, 2003, 2002 and 2001..............F-5


       Consolidated Statements of Cash Flows for the years ended
          December 31, 2003, 2002 and 2001..................................F-6

Notes to Consolidated Financial Statements...............................F-7-14

Michael I. Daszkal, CPA, P.A.                    2401 N.W. Boca Raton Boulevard
Jeffrey A. Bolton, CPA, P.A.                               Boca Raton, FL 33431
Timothy R. Devlin, CPA, P.A.                                    t: 561.367.1040
Michael S. Kridel, CPA, P.A.                                    f: 561.750.3236
Marjorie A. Horwin, CPA, P.A.                             www.daszkalbolton.com
Patrick D. Heyn, CPA, P.A.

                               [GRAPHIC OMITTED]


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Shareholders
99 Cent Stuff, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of 99 Cent Stuff, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the years ended December 31, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 99 Cent Stuff, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.


                  /s/ Daszkal Bolton LLP


Boca Raton, Florida
January 30, 2004, except for
Notes 8, 10 and 15 which the
date is March 22, 2004

99 CENT STUFF, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
(AMOUNTS IN THOUSANDS)
================================================================================

                                     ASSETS

                                                                     2003         2002
                                                                   --------     --------
Current assets:
  Cash                                                             $     26     $     --
  Inventory                                                           2,531        2,186
  Prepaid expenses and other assets                                     427          282
                                                                   --------     --------
        Total current assets                                          2,984        2,468
                                                                   --------     --------

Property and equipment, net                                           2,607        3,182
                                                                   --------     --------

Other assets:
  Security deposits                                                     141          167
                                                                   --------     --------

        Total assets                                               $  5,732     $  5,817
                                                                   ========     ========


                    LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Cash overdraft                                                   $     --     $    433
  Accounts payable                                                    2,494        2,596
  Accrued expenses                                                      737          596
                                                                   --------     --------
        Total current liabilities                                     3,231        3,625
                                                                   --------     --------

Long term liabilities:
  Accounts payable and accrued expenses, related party                4,922        3,676
  Lines of credit                                                     5,648        3,200
                                                                   --------     --------
        Total long term liabilities                                  10,570        6,876
                                                                   --------     --------

        Total liabilities                                            13,801       10,501
                                                                   --------     --------
Commitments and contengencies

Shareholders' deficit:
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
     -0- issued and outstanding                                          --           --
  Common stock, $.001 par value, 50,000,000 shares authorized
     5,066,000 and 4,750,000 issued and outstanding                       5            5
  Additional paid-in capital                                         (7,240)      (4,689)
  Accumulated deficit                                                  (834)          --
                                                                   --------     --------
        Total shareholders' deficit                                  (8,069)      (4,684)
                                                                   --------     --------
        Total liabilities and shareholders' deficit                $  5,732     $  5,817
                                                                   ========     ========

      See the accompanying notes to the consolidated financial statements.

99 CENT STUFF, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
================================================================================

                                                                 2003         2002         2001
                                                               --------     --------     --------

Net sales                                                      $ 39,580     $ 38,661     $ 35,889

Cost of goods sold                                               28,583       28,683       26,261
                                                               --------     --------     --------

Gross profit                                                     10,997        9,978        9,628

Selling, general and administrative expense                      13,552       14,035       14,558
                                                               --------     --------     --------

Loss from operations                                             (2,555)      (4,057)      (4,930)
                                                               --------     --------     --------

Other income (expense):
   Other income                                                      55           60           36
   Interest expense                                              (1,215)      (1,348)      (1,617)
                                                               --------     --------     --------
        Total other income (expense)                             (1,160)      (1,288)      (1,581)
                                                               --------     --------     --------

Net loss                                                       $ (3,715)    $ (5,345)    $ (6,511)
                                                               ========     ========     ========

Loss per share:
   Net loss per share, basic and diluted                       $  (0.77)    $  (1.13)    $  (1.37)

   Weighted average number of common and common
     equivalent shares outstanding - basic and diluted            4,833       4,750        4,750

      See the accompanying notes to the consolidated financial statements.

99 CENT STUFF, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(AMOUNTS IN THOUSANDS)
================================================================================

                                                        Common Stock        Additional
                                                      -------------------     Paid-In     Accumulated
                                                      Shares    Amount        Capital        Deficit         Total
                                                      -------------------    ----------   -------------     -------
Balance, December 31, 2000                             4,750    $     5       $ 7,167        $    --        $ 7,172

Net loss (see Note 10)                                    --         --        (6,511)            --        $(6,511)
                                                       -----    -------       -------        -------        -------

Balance, December 31, 2001                             4,750    $     5       $   656        $    --        $   661
Net loss (see Note 10)                                    --         --        (5,345)            --             --
                                                       -----    -------       -------        -------        -------

Balance, December 31, 2002                             4,750    $     5       $(4,689)       $    --        $(4,684)

Net loss for the period January 1, 2003 through
September 2, 2003 (see Note 10)                           --         --        (2,881)            --         (2,881)

Common stock issued in reorganization                    250         --            --             --             --

Conversion of related party payable                       66         --           330             --            330

Net loss for the period September 3, 2003 through
December 31, 2003 (see Note 10)                           --    $    --       $    --        $  (834)       $  (834)
                                                       -----    -------       -------        -------        -------

Balance, December 31, 2003                             5,066    $     5       $(7,240)       $  (834)       $(8,069)
                                                       =====    =======       =======        =======        =======

      See the accompanying notes to the consolidated financial statements.

99 CENT STUFF, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(AMOUNTS IN THOUSANDS)
================================================================================

                                                          2003        2002        2001
                                                        --------    --------    --------

Cash flows from operating activities:
   Net loss                                             $ (3,715)   $ (5,345)   $ (6,511)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                          850         899         853
      Interest accrued on payables, related party          1,053       1,249       1,382
      Loss on store closing                                   --         150          --
      (Increase) decrease in:
         Prepaid expenses and other assets                  (145)        (23)         13
         Inventory                                          (345)      1,199         882
         Security deposits                                    26          (1)          6
         Receivable from former officer                       --         175        (175)
      Increase (decrease) in:
         Accounts payable                                   (102)       (821)        205
         Accrued expenses                                    141         402        (102)
                                                        --------    --------    --------
Net cash used in operating activities                     (2,237)     (2,116)     (3,447)
                                                        --------    --------    --------

Cash flows used in investing activities:
   Purchase of property and equipment                       (275)       (256)       (766)
                                                        --------    --------    --------

Cash flows from financing activities:
   Increase in accounts payable and accrued expenses,
      related party                                          523       1,956         394
   Increase (decrease) in cash overdraft                    (433)        116        (211)
   Borrowings under lines of credit                       17,347      15,865       9,265
   Repayments under lines of credit                      (14,899)    (15,565)     (7,540)
   Capital contribution                                       --          --       2,305
                                                        --------    --------    --------
Net cash provided by financing activities                  2,538       2,372       4,213
                                                        --------    --------    --------

Net increase (decrease) in cash                               26          --          --

Cash at beginning of year                                     --          --          --
                                                        --------    --------    --------

Cash at end of year                                     $     26    $     --    $     --
                                                        ========    ========    ========

Supplemental cash flow information:
   Interest paid                                        $    145    $    104    $    191
                                                        ========    ========    ========
   Non-cash transactions
     Conversion of related party payable to equity      $    330    $     --    $     --
                                                        ========    ========    ========

See the accompanying notes to the consolidated financial statements

99 CENT STUFF, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS)
================================================================================


NOTE 1 - DESCRIPTION OF BUSINESS
---------------------------------

99 Cent Stuff, Inc. (the "Company") was originally organized under the laws of the State of Delaware on June 28, 1999 as a limited liability company. In September 2003, the Company merged with a public shell, iVideoNow, Inc., and became a C corporation. The Company is a specialty, single-priced retailer that primarily targets individuals and small businesses with one-stop shopping for food, produce, consumable hard lines, health and beauty aids, novelty and impulse items. The Company was operating retail outlets in eleven locations at December 31, 2003, 2002 and 2001, respectively. The locations are separately incorporated as limited liability companies and are wholly owned by the Company. All of the stores are in southeast Florida.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Company considers all investments with original maturities of three months or less and credit and debit card receivables to be cash equivalents. At December 31, 2003 and 2002, the total credit and debit card receivables were $53 and $26, respectively.

Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments consist mainly of cash, short-term payables, borrowings under a line of credit and notes payable. The Company believes that the carrying amounts approximate fair value, due to their short-term maturities and current interest rates.

Inventory
---------

Inventory is stated at the lower of average cost or market, with cost determined on a first-in, first-out (FIFO) basis, and consists primarily of merchandise held for resale. The Company provides an allowance for certain merchandise that may become obsolete, damaged, or slow moving. At December 31, 2003 and 2002, the allowances for these items were $50 and $0, respectively.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation on property and equipment is computed using the straight-line method. The following estimated lives have been used for financial statement purposes:

     Category                          Lives
----------------------------------------------

Computer equipment                    5 years
Furniture, fixtures and equipment    5-7 years
Leasehold improvements                7 years

99 CENT STUFF, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS)
================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Income Taxes
------------

Prior to the merger with iVideoNow, Inc. on September 3, 2003 the Company was a limited liability company. As an LLC, the Company was treated as a partnership for Federal and State income tax purposes. Members are taxed separately on their distributive share of the Partnership's income whether or not that income is actually distributed. Upon the completion of the merger, the Company became a C Corporation.

Use of Estimates
----------------

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

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary limited liability companies, after eliminations of all material intercompany transactions.

Advertising Costs
-----------------

Advertising and sales promotion costs are expensed as incurred. Advertising expense totaled $6, $13 and $84 for the years ended December 31, 2003, 2002 and 2001, respectively.

Revenue Recognition
-------------------

Revenue is recognized at the point of sale.

Pre-Opening Costs
-----------------

The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

Operating Segments
------------------

The Company has one business segment, which is our retail operations. The majority of the product offerings include recognized brand-name consumable merchandise, regularly available for reorder. The Company had no customers representing more than 10 percent of net sales. Substantially all of the Company's net sales were to customers located in the United States.

Shipping And Handling Costs
---------------------------

The Company follows the provisions of Emerging Issues Task Force Issue No. 00 -10, "Accounting for Shipping and Handling Fees and Costs." Any amounts billed to third-party customers for shipping and handling is included as a component of revenue. Shipping and handling costs incurred are included as a component of cost of sales.

Impairment of Long-Lived Assets
-------------------------------

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment losses were recorded during the periods ended December 31, 2003, 2002 and 2001.

99 CENT STUFF, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS)
================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Stock Options
-------------

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the Stock-Based compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's Statement of Operations. There were no options granted in 2002 and 2001. SFAS No. 123 pro forma is as follows for the fiscal year ended December 31, 2003:

                                      2003
                                    ---------

          Net loss
               As reported          $  (3,715)
                                    =========
               Pro forma            $  (3,737)
                                    =========
          Earnings per share
               As reported          $   (0.77)
                                    =========
               Pro forma            $   (0.77)
                                    =========

New Accounting Pronouncements
------------------------------

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The requirements of this Statement apply to issuers' classification and measurement of freestanding financial instruments. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2004. The Company does not expet the adoption of SFAS 150 to have a material impact on their financial statements.

99 CENT STUFF, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS)
================================================================================


NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following at December 31, 2003 and 2002:


                                                          2003        2002
                                                        -------     -------

Computer equipment                                      $   516     $   459
Furniture, fixtures and equipment                         3,621       3,442
Leasehold improvements                                    1,410       1,367
                                                        -------     -------
     Total property and equipment                         5,547       5,268
     Less: accumulated depreciation and amortization     (2,940)     (2,086)
                                                        -------     -------
     Net property and equipment                         $ 2,607     $ 3,182
                                                        =======     =======


Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $850, $899 and $853, respectively.


NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

At December 31, 2003 and 2002, the Company was indebted to a shareholder in the amount of $4,922 and $3,676 respectively, for funds advanced to the Company. At December 31, 2002 the indebted was short-term and bears interest at the prime rate plus 2.0% (6.25%). On December 1, 2003, this indebtedness was converted into a note payable and is due December 1, 2005 and bears interest at the prime rate (4% at December 31, 2003). As of December 31, 2003, 2002 and 2001, interest expense of $1,053, $1,134 and $1,303 was accrued and included in this indebtedness to the shareholder. The amount is convertible into Common Stock at the offering price as stated in the S-1 registration statement filed with the SEC on December 1, 2003.

A shareholder of the Company is the guarantor on several of the lease agreements for warehouse and retail facilities (Note 5), and also for the lines of credit and letters of credit (Note 6). As of December 31, 2003, 2002 and 2001, interest expense of $134, $115 and -0- was accrued for the shareholder's personal guaranty of these obligations and is included in accounts payable and accrued expenses, related party on the accompanying consolidated balance sheet.

As of December 31, 2001, the Company had advanced $160 to John Isaac, Jr., former chief operating officer, which was included in other assets on the consolidated balance sheet. This advance bore interest at 8% per annum with interest accrued of $15 as of December 31, 2001. In connection with Mr. Isaac's departure from 99 Cent Stuff in 2002, the note was recorded as compensation and included in selling, general and administrative expenses on the accompanying consolidated statement of operations for the year ended December 31, 2002. As part of his termination, 99 Cent Stuff agreed to forgive the note in exchange for a release from Mr. Isaac. The release was never executed and in February 2004, the Company instituted litigation to collect on the note.

99 CENT STUFF, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS)
================================================================================


NOTE 5 - LEASE COMMITMENTS
--------------------------

The Company leases its retail and warehouse facilities under long-term operating lease agreements. Rent expense for all operating leases was $2,392, $2,371 and $2,130 for the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003, future minimum lease payments for these leases are as follows:



      Year Ending December 31,
      ========================

                2004            $ 2,322
                2005              2,014
                2006              1,846
                2007              1,852
                2008              1,625
             Thereafter           4,592
                                -------
Total minimum lease payments    $14,251
                                =======


NOTE 6 - CREDIT FACILITIES
--------------------------

At December 31, 2003, the Company had $3,500, $2,000 and $500 revolving lines of credit with a financial institution that requires quarterly interest payments at the bank's prime rate minus one percent (3.0% at December 31, 2003). The lines are secured by a personal guaranty of a shareholder of the Company and are due June 30, 2005. The shareholder is compensated 2% per annum of the total amount available under the line of credit for the personal guaranty. At December 31, 2003, the Company owed $5,648 on its revolving lines of credit.

At December 31, 2002, the Company had a $3,500 and a $500 revolving line of credit with a financial institution that requires quarterly interest payments at the bank's prime rate minus one percent (3.25% at December 31, 2002). The line was secured by a personal guaranty of a shareholder of the Company and was due February 4, 2004. The shareholder was compensated 2% per annum of the total amount available under the line of credit for the personal guaranty. At December 31, 2002, the Company owed $3,200 on its revolving lines of credit.

At December 31, 2003 and 2002, the Company had outstanding irrevocable letters of credit approximating $102 and $115, respectively. These letters of credit, which have terms of three months to one year, collateralize the Company's obligation to third parties for the purchase of goods or services. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks, usually 1 to 1.5% of the credit issued.


NOTE 7 - CONTINGENCIES
----------------------

The Company is involved in various claims and lawsuits arising in the normal course of business. Management believes that any financial responsibility that may be incurred in settlement of such claims and lawsuits are not material to the Company's financial position.

Winn-Dixie Stores v. 99 Cent Stuff -Trail Plaza LLC and Metropolitan Life Insurance Company (Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida). In June 2000, Winn-Dixie Stores filed for an injunction seeking to limit the sale of grocery items to 500 square feet in the Trail Plaza store. No damages were sought. As a result of an injunction and other motions granted in 2002, the Company must limit the sales of grocery items to 500 linear feet. This restriction has negatively impacted the sales and profitability of this store. In 2003, the Company was found in contempt of the injunction and Winn Dixie sought damages and payment of legal fees. On October 16, 2003, the Company settled the contempt charges for $175,000 and this amount was paid in November 2003.

99 CENT STUFF, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS)
================================================================================


NOTE 8 - FINANCIAL ANALYSIS AND LIQUIDITY
-----------------------------------------

As of December 31, 2003, the Company has negative working capital of $247 and negative net worth of $8,069. From inception on June 28, 1999 to February 2004, the Company has been principally funded from loans and capital contributions provided by the principal shareholder and by bank loans personally guaranteed by the principal shareholder. Capital requirements result primarily from purchases of inventory, expenses related to new store openings and working capital requirements for new and existing stores. The Company takes advantage of closeouts and other special-situation inventory purchasing opportunities, and as a consequence, cash requirements are not constant or predictable during the year and can be affected by the timing and size of the inventory purchases. The Company expects to continue to incur negative cash flows from operations for the year ended December 31, 2004. The Company completed its stock offering in March 2004, raising net proceeds of $3,400.

The Company expects to utilize the offering proceeds primarily for opening new stores, reducing accounts payable, increasing inventory and to fund cash-flow deficits from operations. If the Company fails to achieve positive cash flows from operations, it is possible that the Company may be required to raise additional financing in some future period through public or private financings, strategic relationships or other arrangements if the Company is unable to achieve increased operating margins. A decrease in operating cash flow from current levels would greatly reduce the availability of funds and would force the Company to obtain additional capital. The Company may not be able to raise additional funds when needed, or on acceptable terms, or at all. Also, any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. The Company's management believes that the net proceeds from the offering, together with improvements in expected operating results, will be sufficient to meet operating and capital needs for at least the next 12 months.


NOTE 9 - RECLASSIFICATIONS
--------------------------

Certain amounts in the accompanying consolidated financial statements as of December 31, 2002 and 2001 have been reclassified to conform with the current year presentation, with no effect on reported net loss.


NOTE 10 - MERGER AGREEMENTS AND SHAREHOLDERS' EQUITY RECAPITALIZATION
---------------------------------------------------------------------

On July 1, 2003 a majority of the shareholders of iVideoNow, Inc. approved an Agreement and Plan of Reorganization (the "Reorganization Agreement") between iVideoNow, Inc. and 99 Cent Stuff, LLC, whereby iVideoNow, Inc. issued 4,750,000 shares of its common stock and warrants to purchase 5 million shares of common stock at an exercise price of $.001 per share (reflective of the 1 to 30 and the 1 to 4 reverse stock split on September 15, 2003) exercisable only in the event Keating Investments LLC does not arrange for at least $3 million of equity financing on terms reasonably acceptable to 99 Cent Stuff LLC ("LLC") by December 31, 2003, in exchange for all the outstanding membership interests of the LLC (the "Merger Agreement"). The offering was completed in March 2004 resulting in net proceeds of $3,400 and the Company waived its rights to the warrants. For accounting purposes, the share exchange was treated as a recapitalization of the Companies. The value of the net assets of the Companies after the share exchange is completed is the same as their historic book value.

Prior to the merger with iVideoNow, Inc. the Company was a limited liability company. Upon the completion of the merger, the Company became a C Corporation. Under SEC Staff Accounting Bulletin Topic 4 (B), the undistributed earnings (losses) of the limited liability company were treated as a constructive distribution to the owners of the LLC followed by a contribution of capital to the new C-Corporation. On the effective date of the merger, September 3, 2003, the Company reclassified the accumulated deficit to date of $22,156 to additional paid-in capital, net of the $14,591 of funds advanced from a shareholder of the Company in prior years. As part of the reorganization of the Company this note was converted into equity.

99 CENT STUFF, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS)
================================================================================


NOTE 11 - EARNINGS PER SHARE
----------------------------

Basic net earnings (loss) per common share are computed by dividing net earnings
(loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents consisting of 92 options. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.


NOTE 12 - STOCK OPTION PLAN
---------------------------

During November 2003, the Company established a nonqualified and incentive stock option plan. The plan provides for the issuance of a maximum of 250 shares of common stock to officers, directors and consultants and other key employees. Under the terms of the plan, the options expire after 10 years, as long as the employee remains employed with the Company. The employee option grants provide that the option will be canceled ninety days after an employee leaves the Company. The following is a summary of option activity for the years ended December 31, 2003:

                                              December 31, 2003
                                           ---------------------------
                                           Number of  Weighted-Average
                                            Shares    Exercise Price
                                           ---------  ----------------

Outstanding at beginning of year              --        $     --
Granted                                       92            5.00
Exercised                                     --              --
Forfeited                                     --              --
                                             ---        --------
Outstanding at December 31                    92        $   5.00
                                             ===        ========
Exercisable at December 31                    --              --
                                             ===
Available for issuance at December 31        158              --
                                             ===


Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used:


        Risk free interest rate                                 5.0%
        Expected dividends                                      0.0%
        Volatility factor                                       1.03
        Weighted average expected Life of Options                10

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options.

99 CENT STUFF, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS)
================================================================================


NOTE 13 - PROVISION FOR INCOME TAXES
------------------------------------

The Company's evaluation of the tax benefit of its net operating loss carryforward is presented in the following table for the period from September 3, 2003 (date of conversion from an LLC to a C-corporation) to December 31, 2003. The members of the 99 Cent Stuff LLC will report the losses of $980 for the period January 1, 2003 to September 2, 2003 (prior to the conversion to a C-corporation). At December 31, the tax amounts have been calculated using the 34% federal and 5.5% state income tax rates.


                                                           2003
                                                         -------

Income tax (benefit) consists of:
     Current                                             $    --
     Deferred                                                 --
                                                         -------
Provision (benefit) for income taxes                     $    --
                                                         =======

Reconciliation of the federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                           2003
                                                         -------

Taxes computed at combined federal and state tax rate    $(1,263)
Non-deductible losses of the LLC                             980
State income taxes, net of federal income tax benefit        (30)
Increase (decrease) in deferred tax asset                     --
  valuation allowance                                        313
                                                         -------
     Provision (benefit) for income taxes                $    --
                                                         =======

The components of the deferred tax asset were as follows at December 31:

                                                           2003
                                                         -------
Deferred tax assets:
     Net operating loss carryforward                     $   209
     Depreciation                                             33
     Accrued expenses                                         52
     Inventory reserve                                        19
                                                         -------
Total deferred tax assets                                    313
                                                         =======

Valuation allowance:
     Beginning of period                                      --
     Decrease (increase) during the year                    (313)
                                                         -------
     End of period                                          (313)
                                                         -------
Net deferred taxes                                       $    --
                                                         =======


As of December 31, 2003, the Company had an unused net operating loss carryforward of approximately $555 available for use on its future corporate income tax returns. This net operating loss carryforward begins to expire in December 2023. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company's net operating loss and credit carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

NOTE 14 - CONCENTRATIONS
------------------------

In 2003 and 2002, one supplier provided approximately 25% of total purchases. No single supplier provided more than 20% of purchases in 2001.

NOTE 15 - SUBSEQUENT EVENT
--------------------------

In March 2004 the Company completed its stock offering. The Company sold 766,950 units (each unit consists of one share of common stock and one warrant) at $5.00 per unit for a total of $3,442, net of expenses of $393.