Form 10-Q
period 2004-03-31
99 CENT STUFF INC
filed 2004-04-29
CIK 1176435

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR QUARTERLY PERIOD ENDED: MARCH 31, 2004

                         Commission File Number: 0-26351

                               99 CENT STUFF, INC.
             (Exact name of registrant as specified in its charter)

            Florida                                        20-0233210
            -------                                        ----------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

        1801 Clint Moore Road
         Boca Raton, Florida                                 33487
         -------------------                                 -----
(Address of principal executive offices)                   (Zip Code)

                                 (561) 999-9815
                                 --------------
                           (Issuer's Telephone Number)

              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X].

The number of shares of the registrant's common stock issued and outstanding, as of March 31, 2004, was 5,833,950 shares.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              99 Cent Stuff, Inc.
                                 Balance Sheet
                    (Amount in Thousands, Except Share Data)

                                                                                 MARCH 31,    DECEMBER 31,
                                                                                    2004          2003
                                                                                 -----------  ------------
                                                                                 (UNAUDITED)
Current liabilities:
      Cash overdraft                                                              $    198      $     --
      Accounts payable                                                               2,657         2,494
      Accrued expenses                                                                 486           737
                                                                                  --------      --------
                     Total current liabilities                                       3,341         3,231

Long term liabilities:
      Lines of Credit                                                                3,173         5,648
      Accounts payable and accrued expenses, related party                           5,016         4,922
                                                                                  --------      --------

                     Total Liabilities                                              11,530        13,801
                                                                                  --------      --------

Commitments and contingencies

Shareholders' Equity:
      Preferred Stock,$.01 par value, 5,000,000 shares authorized,
      -0- shares issued and outstanding                                                 --            --
      Common Stock, $.001 par value, 50,000,000 shares authorized,
      5,833,950 and 5,067,000 shares issued and outstanding at March 31, 2004
      and December 31, 2003, respectively                                                6             5
      Additional paid in capital                                                    (3,947)       (7,240)
      Retained Earnings                                                             (1,538)         (834)
                                                                                  --------      --------
                     Total shareholders' equity                                     (5,479)       (8,069)
                                                                                  --------      --------

                     Total liabilities and shareholders' equity                   $  6,051      $  5,732
                                                                                  ========      ========

SEE THE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                               99 Cent Stuff, Inc
                             Statement of Operations
               For the Three Months Ended March 31, 2004 and 2003
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                   2004         2003
                                                 --------      -------

Net sales                                        $ 10,787      $ 9,625

Cost of goods sold                                  7,790        7,079
                                                 --------      -------

Gross profit                                        2,997        2,546

Selling, general and administrative expenses        3,566        3,308
                                                 --------      -------

Loss from operations                                 (569)        (762)
                                                 --------      -------

Other income (expense):
    Other income                                       11           10
    Interest expense                                 (146)        (363)
                                                 --------      -------
           Total other income (expense)              (135)        (353)
                                                 --------      -------

Loss before provision for income taxes               (704)      (1,115)

Provision for Income Taxes                             --           --
                                                 --------      -------

Net loss                                         $   (704)     $(1,115)
                                                 ========      =======

Net loss per share, basic and diluted            $  (0.13)     $ (0.23)
                                                 ========      =======

Weighted average number of common and
    common equivalent shares outstanding -
    basic and diluted                               5,486        4,750
                                                 ========      =======


SEE THE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               99 Cent Stuff, Inc.
               Consolidated Statements of Shareholders' (Deficit)
 For the Year Ended December 31, 2003 and the Three Months Ended March 31, 2004
                             (Amounts in Thousands)
                                  (Unaudited)
--------------------------------------------------------------------------------

                             Common Stock    Additional
                            ---------------   Paid-In     Accumulated
                            Shares   Amount   Capital       Deficit      Total
                            ------   ------  ----------   -----------   -------
Balance, December 31, 2003   5,066     $5     $(7,240)     $  (834)     $(8,069)

Sale of common stock,
  net of expenses              767      1       3,293           --        3,294

Net loss for the
  three months ended
  March 31, 2004                --      -          --         (704)        (704)

                             -----     --     -------      -------      -------
Balance, March 31, 2004      5,833     $6     $(3,947)     $(1,538)     $(5,479)
                             =====     ==     =======      =======      =======

SEE THE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               99 Cent Stuff, Inc.
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2004 and 2003
                             (Amounts in Thousands)
                                   (Unaudited)

                                                           2004        2003
                                                          -------    -------

Cash flows from operating activities:
     Net loss                                             $  (704)   $(1,115)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
           Depreciation and amortization                      219        206
           Interest accrued on payables, related party         94        320
           (Increase) decrease in:
                 Prepaid expenses and other assets            146       (225)
                 Inventory                                   (543)        34
                 Security deposits                             --         25
           Increase (decrease) in:
                 Accounts payable                             163        369
                 Accrued expenses                            (251)      (262)
                                                          -------    -------
Net cash used in operating activities                        (876)      (648)
                                                          -------    -------

Cash flows used in investing activities:
     Purchase of property and equipment                      (167)       (18)
                                                          -------    -------

Cash flows from financing activities:
     Increase in accounts payable and accrued expenses,
           related party                                       --        (78)
     Change in cash overdraft                                 198       (278)
     Borrowings under lines of credit                       4,553      6,510
     Repayments under lines of credit                      (7,028)    (5,488)
     Sale of common stock, net of expenses                  3,294
                                                          -------    -------
Net cash provided by financing activities                   1,017        666
                                                          -------    -------

Net increase (decrease) in cash                               (26)        --

Cash at beginning of period                                    26         --
                                                          -------    -------

Cash at end of period                                     $    --    $    --
                                                          =======    =======


Supplemental cash flow information:
           Interest paid                                  $    61    $    34
                                                          =======    =======


SEE THE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

99 CENT STUFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS

99 Cent Stuff LLC (the "Company") was organized under the laws of the State of Delaware on June 28, 1999 as a limited liability company. In July 2003, the Company merged with a public shell, iVideoNow, Inc., and became a C corporation. The Company is a specialty, single-priced retailer that primarily targets individuals and small businesses with one-stop shopping for food, produce, consumable hard lines, health and beauty aids, novelty and impulse items. The Company was operating retail outlets in 11 locations at March 31, 2004 and 2003. The locations are separately incorporated as limited liability companies and are wholly owned by the Company. All of the stores are in southeast Florida.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

CASH AND CASH EQUIVALENTS

The Company considers all investments with original maturities of three months or less and credit and debit card receivables to be cash equivalents. The Company has no cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist mainly of cash, short-term payables, borrowings under a line of credit and notes payable. The Company believes that the carrying amounts approximate fair value.

INVENTORY

Inventory is stated at the lower of average cost or market, with cost determined on a first-in, first-out (FIFO) basis, and consists of merchandise held for resale. The Company provides an allowance for certain merchandise that may become totally obsolete or damaged. At both March 31, 2004 and December 31, 2003, the allowance for these items were $50.

99 CENT STUFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INCOME TAXES

Prior to the merger with iVideoNow, Inc. on September 3, 2003, the Company was a limited liability company. As a limited liability company; the Company was treated as a partnership for Federal and State income tax purposes. Members were taxed separately on their distributive share of the Partnership's income whether or not that income is actually distributed. Upon the completion of the merger, the Company became a C corporation.

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

99 CENT STUFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

EARNINGS PER SHARE

Basic net earnings (loss) per common share are computed by dividing net earnings
(loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

STOCK OPTIONS

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

SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's Statement of Operations, because Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to the Company's employees SFAS No. 123 pro forma numbers are as follows for the fiscal period ended March 31, 2004:

                                      2004
                                     ------
         Net loss
         As reported                 $ (704)
         Pro forma                   $ (722)
         Earnings per share
         As reported                 $(0.13)
         Pro forma                   $(0.13)


IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment losses were recorded during the periods ended March 31, 2004 and 2003.

99 CENT STUFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - RELATED PARTY TRANSACTIONS

At March 31, 2004 and December 31, 2003, the Company had a note payable of $5,016 and $4,922, respectively, for funds advanced from a shareholder of the Company. The note is due December 1, 2005 and bears interest at the prime rate. The note is convertible into common stock at the option of the holder at a conversion price equal to $5.00, subject to adjustment. The Company has the right to prepay the note at any time.

NOTE 4 - CREDIT FACILITIES

At March 31, 2004, the Company had a $3,500, $2,000 and a $500 revolving line of credit with a financial institution that requires quarterly interest payments at the bank's prime rate minus one percent (3.0% at March 31, 2004). The line is secured by a personal guarantee of a shareholder of the Company and is due June 30, 2005. The shareholder is compensated 2% per annum of the total amount available under the line of credit for the personal guaranty of this facility. At March 31, 2004, the Company owed $3,173 on its revolving lines of credit. Interest expense primarily consists of interest on these lines of credit.

At March 31, 2004, the Company had outstanding irrevocable letters of credit approximating $102. These letters of credit have terms of three months to one year, collateralize the Company's obligation to third parties for the purchase of goods or services. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks, usually 1 to 1.5% of the credit issued.

NOTE 5 - CONTINGENCIES

The Company is involved in various claims and lawsuits arising in the normal course of business. Management believes that any financial responsibility that may be incurred in settlement of such claims and lawsuits are not material to the Company's financial position.

NOTE 6 - MERGER AGREEMENTS AND SHAREHOLDERS' EQUITY RECAPITALIZATION

On July 1, 2003 a majority of the shareholders of iVideoNow, Inc. approved an Agreement and Plan of Reorganization (the "Reorganization Agreement") between iVideoNow, Inc. and 99 Cent Stuff, LLC ("LLC"), whereby iVideoNow, Inc. issued 4,750 shares of its common stock and warrants to purchase 5 million shares of common stock at an exercise price of $.001 per share (reflective of the 1 to 30 and the 1 to 4 reverse stock split on September 15, 2003) exercisable only in the event Keating Investments LLC did not arrange for at least $3 million of equity financing on terms reasonable acceptable to the Company by December 31, 2003, in exchange for all the outstanding membership interests of the LLC (the "Merger Agreement"). The offering was completed in March 2004 resulting in net proceeds of $3,400 and the Company waived its rights to the warrants. For accounting purposes, the share exchange was treated as a recapitalization of the Companies. The value of the net assets of the Companies after the share exchange was completed is the same as their historic book value.

Prior to the merger with iVideoNow, Inc. the Company was a limited liability company. Upon the completion of the merger, the Company became a C Corporation. Under SEC Staff Accounting Bulletin Topic 4 (B), the undistributed earnings (losses) of the limited liability company are treated as a constructive distribution to the owners of the LLC followed by a contribution of the capital to the new C-Corporation. On the effective date of the merger, September 3, 2003, the Company reclassified the accumulated deficit to date of $22,156 to additional paid-in capital, net of the $14,591 of funds advanced from a shareholder of the Company. As part of the reorganization of the Company this note was converted into equity.

99 CENT STUFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - PUBLIC OFFERING

In March 2004 the Company completed its stock offering. The Company sold 766 units (each unit consists of one share of common stock and one warrant) at $5.00 per unit for a total of $3,442, net of expenses of $393.

NOTE 8 - FINANCIAL ANALYSIS AND LIQUIDITY

As of March 31, 2004, the Company had working capital of $14 and negative net worth of $5,479. From inception on June 28, 1999 to February 2004, the Company has been principally funded from loans and capital contributions provided by the principal shareholder and by bank loans personally guaranteed by the principal shareholder. Capital requirements result primarily from purchases of inventory, expenses related to new store openings and working capital requirements for new and existing stores. The Company takes advantage of closeouts and other special-situation inventory purchasing opportunities, and as a consequence, cash requirements are not constant or predictable during the year and can be affected by the timing and size of the inventory purchases. The Company expects to continue with a negative cash flow from operations until it is able to implement the use of proceeds from the offering.

The Company expects to spend the offering proceeds primarily for opening new stores, reducing accounts payable, increasing inventory and to fund cash-flow deficits from operations. It is possible that the Company may be required to raise additional financing in some future period through public or private financings, strategic relationships or other arrangements if the Company is unable to achieve increased operating margins. A decrease in operating cash flow from current levels would greatly reduce the availability of funds and would force the Company to obtain additional capital. The Company may not be able to raise additional funds when needed, or on acceptable terms, or at all. Also, any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. The Company's management believes that the net proceeds from the offering, together with improvements in expected operating results, will be sufficient to meet operating and capital needs for at least the remainder of 2004.

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

         The key to achieving profitability in the value business is to be able to rapidly purchase goods and be able to pay within terms in order to obtain the lowest prices. Due to our lack of operating cash, we have not been able to purchase inventory in the most efficient fashion and we have incurred lower margins than some of our competitors. This has also affected our revenues. The Company expects to spend the proceeds of our recently completed offering primarily for opening new stores, reducing accounts payable, increasing inventory and to fund cash-flow deficits from operations. It is possible that the Company may be required to raise additional financing in some future period through public or private financings, strategic relationships or other arrangements if the Company is unable to achieve increased operating margins.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Net sales. Net sales increased $1.2 million, or 12.1% to $10.8 million for the three months ended March 31, 2004, from $9.6 million for the three months ended

March 31, 2003. Same store net sales, for stores open all of both periods, increased $0.7 million in the 2004 period, or 7.4%, compared to the prior year. The increase in net sales was primarily due to increased levels of inventory and increased volume in produce. During the 2004 period, approximately 28.6% of our sales were of produce, which has a much higher turnover than other items sold in our stores. We anticipate that sales of produce will decrease as a percentage of net sales due to increased purchasing of higher margin items.

Gross profit. Gross profit, which consists of total sales less cost of sales, increased $ 0.5 million, or 17.7% to $3.0 million for the three months ended March 31, 2004, from $2.5 million for the three months ended March 31, 2003. As a percentage of net sales, gross profit increased 1.3% to 27.8% in the 2004 period from 26.5% in the 2003 period and was primarily attributable to a change in the product mix, cost variations, primarily in food products, and reduced shrinkage, partially offset by increased sales in produce, which generally has lower margins.

Selling, general and administrative. Selling, general and administrative expenses, or SG&A, which include operating expenses and depreciation and amortization, increased $0.3 million for the three months ended March 31, 2004, or 7.8%, to $3.6 million in the 2004 period from $3.3 million in the 2003 period and was primarily attributable to increased wages and related benefits, rents and related expenses and insurance of $0.1 million, $0.1 million and $0.1 million, respectively. There were no major increases or decreases in any other category. As a percentage of sales, SG&A decreased to 33.1% for the three months ended March 31, 2004 as compared to 34.7% for the three months ended March 31, 2003.

Operating loss. Operating loss decreased $0.2 million, or 25.3%, to $0.6 million for the three months ended March 31, 2004 from $0.8 million in the 2003 period. As a percentage of net sales, operating loss decreased 2.6% to 5.3% in 2004 from 7.9% in 2003 and is primarily attributable to the items discussed above.

Other (income) expense. Interest expense decreased $0.2 million, or 59.8%, to $0.1 million for the three months ended March 31, 2004 from $0.3 million in the 2003 period. The decrease is primarily attributable to decreased borrowings and lower interest rates. As a percentage of net sales, interest expense decreased 2.4%, to 1.4% in 2004 from 3.8% in 2003.

Net loss. As a result of the items discussed above, net loss decreased $0.4 million, or 36.9%, to $0.7 million for the three months ended March 31, 2004 from $1.1 million in the 2003 period.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception on June 28, 1999, we have been funded principally from loans provided by Raymond Zimmerman, our principal shareholder and bank loans personally guaranteed by Mr. Zimmerman, and have not generally relied upon other external sources of financing. Virtually all of our fixed assets, including fixtures and equipment, have been purchased using advances made to 99 Cent Stuff from Mr. Zimmerman. Approximately $14.6 million was converted to equity in September 2003 as part of the merger and the remainder is shown in the balance sheet in the accounts payable, related party. Our capital requirements result primarily from purchases of inventory, expenses related to new store openings and working capital requirements for new and existing stores. We take advantage of closeout and other special-situation opportunities, which frequently result in volume purchases requirements, and as a consequence, our cash requirements are not constant or predictable during the year and can be affected by the timing and size of our purchases.

         Our limited working capital as of March 31, 2004 was due to

         o        $6.0 million of property and equipment acquired,
         o        cash shortfall due to operating losses, and
         o        increases in accounts payable due to operating losses.

         Net cash used by operations was $0.9 million in the three months ended March 31, 2004 and $0.6 million in the three months ended March 31, 2003. Net cash used by operations during the 2004 period included a net loss of $0.7 million, an increase in inventory of $0.5 million and a decrease in accrued expenses of $0.3 million. Inventory was increased during the period as proceeds from the offering were used to increase inventory levels in all stores. We are currently experiencing approximately $0.1 million per month of negative cash flow from operations and expect to continue with a negative cash flow from operations until we implement the proceeds of our public offering, at which time we expect that the proceeds will result in increased sales and margins and thus positively impact cash flow from operations.

         Net cash used in investing activities for purchases of property and equipment was $0.2 million for the three months ended March 31, 2004.

         Net cash provided by financing activities was $1.0 million for the three months ended March 31, 2004, primarily due to receipt of $3.4 million from the public offering, $4.6 million of borrowings under a line of credit and increases in cash overdrafts of $0.2 million, offset by payments under the lines of credit of $7.0 million. Net cash provided by financing activities was $0.7 million in the 2003 period.

         At March 31, 2004, Mr. Zimmerman has advanced an aggregate of $5.0 million, which is carried on the balance sheet as convertible note, related party. This note is due December 1, 2005 and bears interest at the prime rate. The note is convertible into common stock at the option of the holder at a conversion price equal to $5.00, subject to adjustment. We have the right to prepay the note at any time.

         Mr. Zimmerman has personally guaranteed our aggregate $6.0 million lines of credit with Bank of America. At March 31, 2004, approximately $2.8 million is available under these lines. As a result of these guarantees, the interest rate on these lines has been prime minus 1%, which we believe would be several points higher without the guarantee. As a result of the personal guarantees, these lines of credit do not have any financial covenants or ratios and the only events of default are standard payment defaults. Mr. Zimmerman has also guaranteed some of our property leases. The lease guarantees will terminate when our shareholders' equity is at least $3 million. We have been accruing fees of 2% of the lines of credit and the guaranteed property leases. The accrued fees of $0.1 million as of March 31, 2004 have been included in the accounts payable and accrued expenses, related party and interest expense.

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

         We anticipate spending additional capital primarily for opening new stores, reducing accounts payable and increasing our inventory. We believe that the net proceeds from the public offering, together with our improvements in our expected operating results, will be sufficient to meet our operating and capital needs for at least the next 12 months. It is possible that we may be required to raise additional financing in some future period through public or private financings, strategic relationships or other arrangements. Other than the existing Bank of America lines of credit, there are not currently any other borrowing arrangements or commitments for any capital. While Mr. Zimmerman has indicated he will provide additional capital or guarantees in the future, he is under no obligation to do so. We may not be able to raise additional funds when needed, or on acceptable terms, or at all. Also, any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under the bank facility are based on variable rates. If the prime rate were to increase 1.0% in 2004 as compared to the rate at March 31, 2004, our interest expense for 2004 would increase $0.1 million based on the outstanding balance at March 31, 2004. We do not hold any derivative instruments and do not engage in hedging activities.

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

Not applicable

ITEM 2.  CHANGES IN SECURITIES

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

(a)      Exhibits

 31.1 Certification of Raymond Zimmerman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14 (a), promulgated under the Securities Exchange Act of 1934, as amended.
 31.2    Certification of Barry Bilmes, Chief Financial Officer pursuant to
         Rule 13a-14(a) and Rule 15d-14 (a), promulgated under the Securities Exchange Act of 1934, as amended.
 32.1 Certification Pursuant to 18 U.S.C. Section 1350 by Raymond Zimmerman, Chief Executive Officer
 32.2 Certification Pursuant to 18 U.S.C. Section 1350 by Barry Bilmes, Chief Financial Officer

(b)      Reports on Form 8-K

Not applicable

                                   SIGNATURES

                  Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                99 CENT STUFF, INC.


                                      By: /s/ Raymond Zimmerman
                                          --------------------------------
                                              Raymond Zimmerman, President

Dated:  April __, 2004