Form 10-Q/A
period 2004-03-31
99 CENT STUFF INC
filed 2004-06-17
CIK 1176435

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A


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

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              99 Cent Stuff, Inc.
                                 Balance Sheet
                    (Amount in Thousands, Except Share Data)

                                                                                   MARCH 31,    DECEMBER 31,
                                                                                     2004           2003
                                                                                   --------       --------
                                                                                  (UNAUDITED)
Current assets:
      Cash                                                                         $     --       $     26
      Inventory                                                                       3,074          2,531
      Prepaid expenses and other assets                                                 281            427
                                                                                   --------       --------
                        Total current assets                                          3,355          2,984
                                                                                   --------       --------

Property and equipment, net                                                           2,555          2,607
                                                                                   --------       --------

Other assets:
      Security deposits                                                                 141            141
                                                                                   --------       --------

                        Total assets                                               $  6,051       $  5,732
                                                                                   ========       ========

Current liabilities:
      Cash overdraft                                                               $    198       $     --
      Accounts payable                                                                2,657          2,494
      Accrued expenses                                                                  486            737
                                                                                   --------       --------
                     Total current liabilities                                        3,341          3,231

Long term liabilities:
      Lines of Credit                                                                 3,173          5,648
      Accounts payable and accrued expenses, related party                            5,016          4,922
                                                                                   --------       --------

                     Total Liabilities                                               11,530         13,801
                                                                                   --------       --------

Commitments and contingencies

Shareholders' Equity:
      Preferred Stock,$.01 par value, 5,000,000 shares authorized,
      -0- shares issued and outstanding                                                  --             --
      Common Stock, $.001 par value, 50,000,000 shares authorized,
      5,833,950 and 5,067,000 shares issued and outstanding at March 31, 2004
      and December 31, 2003, respectively                                                 6              5
      Additional paid in capital                                                     (3,947)        (7,240)
      Retained Earnings                                                              (1,538)          (834)
                                                                                   --------       --------
                     Total shareholders' equity                                      (5,479)        (8,069)
                                                                                   --------       --------

                     Total liabilities and shareholders' equity                    $  6,051       $  5,732
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

Dated:  April 29, 2004