Form 10-Q
period 2004-06-30
99 CENT STUFF INC
filed 2004-08-12
CIK 1176435

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED: JUNE 30, 2004

                         Commission File Number: 0-26351

                               99 CENT STUFF, INC.
             (Exact name of registrant as specified in its charter)

                 Florida                                 20-0233210
                 -------                                 ----------
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

          1801 Clint Moore Road
           Boca Raton, Florida                             33487
          ---------------------                          ----------
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

The number of shares of the registrant's common stock issued and outstanding, as of June 30, 2004, was 5,833,950 shares.

                               99 CENT STUFF, INC.
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED JUNE 30, 2004

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Consolidated Balance Sheet (Unaudited) at June 30, 2004....................... 3

Consolidated Statements of Operations
  (Unaudited) For the Three and Six Months Ended June 30, 2004 and 2003....... 4

Consolidated Statement of Shareholders' (Deficit)
  For the Six Months Ended June 30, 2004...................................... 5

Consolidated Statements of Cash Flows
  (Unaudited)For the Six Months Ended June 30, 2004 and 2003.................. 6

Notes to Consolidated Financial Statements (Unaudited)........................ 7

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................11

Item 3 - Control and Procedures...............................................14

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................15

      Item 2 - Changes in Securities and Use of Proceeds......................15

      Item 3 - Defaults Upon Senior Securities................................15

      Item 4 - Submission of Matters to a Vote of Security Holders............15

      Item 5 - Other Information..............................................15

      Item 6 - Exhibits and Reports on Form 8-K...............................16

Signatures....................................................................17

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            99 Cent Stuff, Inc.
                        Consolidated Balance Sheets
                 (Amount in Thousands, Except Share Data)

                                                                                June 30,     December 31,
                                                                                  2004           2003
                                                                              -----------    ------------
                                                                              (Unaudited)        (1)
Current assets:
     Cash                                                                       $    112      $     26
     Inventory                                                                     3,622         2,531
     Prepaid expenses and other assets                                               227           427
                                                                                --------      --------
                   Total current assets                                            3,961         2,984
                                                                                --------      --------
Property and equipment, net                                                        3,021         2,607
                                                                                --------      --------
Other assets:
     Security deposits                                                               141           141
                                                                                --------      --------
                   Total assets                                                 $  7,123      $  5,732
                                                                                ========      ========
Current liabilities:
     Lines of Credit                                                            $  5,157      $     --
     Accounts payable                                                              2,671         2,494
     Accrued expenses                                                                454           737
                                                                                --------      --------
                   Total current liabilities                                       8,282         3,231
                                                                                --------      --------
Long term liabilities:
     Accounts payable and accrued expenses, related party                          5,112         4,922
     Lines of Credit                                                                  --         5,648
                                                                                --------      --------
                   Total long term liabilities                                     5,112        10,570
                                                                                --------      --------

                   Total liabilities                                              13,394        13,801
                                                                                --------      --------
Commitments and contingencies

Shareholders' deficit
     Preferred Stock, .01 par value, 5,000,000 shares authorized,
     -0- shares issued and outstanding                                                --            --
     Common Stock, $.001 par value, 50,000,000 shares authorized,
     5,833,950 and 5,067,000 shares issued and outstanding at June 30, 2004
     and December 31, 2003, respectively                                               6             5
     Additional paid in capital                                                   (3,951)       (7,240)
     Retained Earnings                                                            (2,326)         (834)
                                                                                --------      --------
                   Total shareholders' deficit                                    (6,271)       (8,069)
                                                                                --------      --------

                   Total liabilities and shareholders' deficit                  $  7,123      $  5,732
                                                                                ========      ========

SEE THE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

----------
(1) The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                               99 Cent Stuff, Inc
                      Consolidated Statements of Operations
        For the Three Months and Six Months Ended June 30, 2004 and 2003
             (Amounts in Thousands, Except Share and Per Share Data)
                                   (Unaudited)

                                               Three Months Ended June 30,        Six Months Ended June 30,
                                               ---------------------------        -------------------------
                                                   2004          2003                2004          2003
                                                 --------      -------             --------      --------
Net sales                                        $ 10,908      $ 9,608             $ 21,695      $ 19,233

Cost of goods sold                                  7,814        7,026               15,604        14,104
                                                 --------      -------             --------      --------

Gross profit                                        3,094        2,582                6,091         5,129

Selling, general and administrative expenses        3,795        3,264                7,361         6,572
                                                 --------      -------             --------      --------

Loss from operations                                 (701)        (682)              (1,270)       (1,443)
                                                 --------      -------             --------      --------

Other income (expense):
   Other income                                        12            8                   23            19
   Interest expense                                   (99)        (396)                (245)         (760)
                                                 --------      -------             --------      --------
         Total other income (expense)                 (87)        (388)                (222)         (741)
                                                 --------      -------             --------      --------

Loss before provision for income taxes               (788)      (1,070)              (1,492)       (2,184)

Provision for Income Taxes                             --           --                   --            --
                                                 --------      -------             --------      --------

Net loss                                         $   (788)     $(1,070)            $ (1,492)     $ (2,184)
                                                 ========      =======             ========      ========

Net loss per share, basic and diluted            $  (0.14)     $ (0.23)            $  (0.26)     $  (0.46)
                                                 ========      =======             ========      ========

Weighted average number of common and
   common equivalent shares outstanding -
   basic and diluted                                5,834        4,750                5,661         4,750
                                                 ========      =======             ========      ========


SEE THE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               99 Cent Stuff, Inc.
               Consolidated Statements of Shareholders' (Deficit)
                     For the Six Months Ended June 30, 2004
                    (Amount in Thousands, Except Share Data)

                                       Common Stock          Additional
                                    -------------------       Paid-In          Accumulated
                                    Shares       Amount       Capital           (Deficit)           Total
                                    ------       ------      ----------        -----------         -------
Balance, December 31, 2003          5,066          $5          $(7,240)          $  (834)          $(8,069)

Sale of common stock,
  net of expenses                     767           1            3,289                --             3,290

Net loss for the
  six months ended
  June 30, 2004                        --          --               --            (1,492)           (1,492)
                                    -----          --          -------           -------           -------
Balance, June 30, 2004              5,833          $6          $(3,951)          $(2,326)          $(6,271)
                                    =====          ==          =======           =======           =======

SEE THE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               99 Cent Stuff, Inc.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2004 and 2003
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                            June 30,
                                                                      ---------------------
                                                                       2004          2003
                                                                      -------      --------
Cash flows from operating activities:
            Net loss                                                  $(1,492)     $ (2,184)
            Adjustments to reconcile net loss to net cash
               used in operating activities:
                      Depreciation and amortization                       440           412
                      Interest accrued on accounts payable and
                        accrued expenses, related party                   190           679
                      (Increase) decrease in:
                                Prepaid expenses and other assets         200            26
                                Inventory                              (1,091)          142
                                Security deposits                          --            25
                      Increase (decrease) in:
                                Accounts payable                          177          (284)
                                Accrued expenses                         (283)         (210)
                                                                      -------      --------
Net cash used in operating activities                                  (1,859)       (1,394)
                                                                      -------      --------

Cash flows used in investing activities:
            Purchase of property and equipment                           (854)         (146)
                                                                      -------      --------

Cash flows from financing activities:
            Increase in accounts payable and accrued expenses,
               related party                                               --            23
            Change in cash overdraft                                       --          (251)
            Borrowings under lines of credit                            8,706        11,657
            Repayments under lines of credit                           (9,197)       (9,889)
            Sale of common stock, net of expenses                       3,290            --
                                                                      -------      --------
Net cash provided by financing activities                               2,799         1,540
                                                                      -------      --------

Net increase (decrease) in cash                                            86            --

Cash at beginning of period                                                26            --
                                                                      -------      --------

Cash at end of period                                                 $   112      $     --
                                                                      =======      ========


Supplemental cash flow information:
                      Interest paid                                   $    93      $     67
                                                                      =======      ========

SEE THE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

99 CENT STUFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

99 Cent Stuff LLC (the "Company") was organized under the laws of the State of Delaware on June 28, 1999 as a limited liability company. In September 2003, the Company merged with a public shell, iVideoNow, Inc., and became a C corporation. The Company is a specialty, single-priced retailer that primarily targets individuals and small businesses with one-stop shopping for food, produce, consumable hard lines, health and beauty aids, novelty and impulse items. The Company was operating retail outlets in 12 locations at June 30, 2004. The locations are separately incorporated as limited liability companies and are wholly owned by the Company. All of the stores are in southeast Florida.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

CASH AND CASH EQUIVALENTS

The Company considers all investments with original maturities of three months or less and credit and debit card receivables to be cash equivalents.

INVENTORY

Inventory is stated at the lower of average cost or market, with cost determined on a first-in, first-out (FIFO) basis, and consists of merchandise held for resale. The Company provides an allowance for certain merchandise that may become totally obsolete or damaged. At both June 30, 2004 and December 31, 2003, the allowance for these items was $50.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of

99 CENT STUFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

STOCK OPTIONS

SFAS No. 123 "Accounting for Stock Based Compensation", requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's Statement of Operations, because Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to the Company's employees SFAS No. 123 pro forma numbers are as follows for the fiscal period ended June 30, 2004:

                                  2004
                                -------
         Net loss
         As reported            $(1,492)
         Pro forma              $(1,514)
         Earnings per share
         As reported            $ (0.26)
         Pro forma              $ (0.27)

99 CENT STUFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

At June 30, 2004 and December 31, 2003, the Company had a note payable of $5,112 and $4,922, respectively, for funds advanced from a shareholder of the Company. The note is due December 1, 2005 and bears interest at the prime rate. The note is convertible into common stock at the option of the holder at a conversion price equal to $5.00, subject to adjustment. The Company has the right to prepay the note at any time.

NOTE 4 - CREDIT FACILITIES

At June 30, 2004, the Company had a $3,500, $2,000 and a $500 revolving line of credit with a financial institution that requires quarterly interest payments at the bank's prime rate minus one percent (3.25% at June 30, 2004). The line is secured by a personal guarantee of a shareholder of the Company and is due June 30, 2005. The shareholder is compensated 2% per annum of the total amount available under the line of credit for the personal guaranty of this facility. At June 30, 2004, the Company owed $5,157 on its revolving lines of credit.

At June 30, 2004, the Company had outstanding irrevocable letters of credit approximating $193. These letters of credit have terms of three months to one year, collateralize the Company's obligation to third parties for the purchase of goods or services. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks, usually 1 to 1.5% of the credit issued.

NOTE 5 - CONTINGENCIES

The Company is involved in various claims and lawsuits arising in the normal course of business. Management believes that any financial responsibility that may be incurred in settlement of such claims and lawsuits are not material to the Company's financial position.

NOTE  6 -PUBLIC OFFERING

In March 2004 the Company completed its stock offering. The Company sold 767 units (each unit consists of one share of common stock and one warrant) at $5.00 per unit for a total of $3,290, net of expenses of $545.

In July 2004, the Company became aware of a technical violation of the Florida Securities and Investor Protection Act in connection with its public offering. Approximately 50,000 shares were sold in Florida. As a result, the Company may be required to offer rescission to Florida purchasers in the offering. The rescission offer period is expected to occur during the September quarter. The Company does not expect any investors to rescind their purchase since the current market price is above the offering price and accordingly has not established a reserve for any potential liability.

NOTE  7 - FINANCIAL ANALYSIS AND LIQUIDITY

As of June 30, 2004, the Company had a working capital deficit of $4,321 and negative net worth of $6,271. From inception on June 28, 1999 to February 2004, the Company was principally funded from loans and capital contributions provided

99 CENT STUFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by the principal shareholder and by bank loans personally guaranteed by the principal shareholder. Capital requirements result primarily from purchases of inventory, expenses related to new store openings and working capital requirements for new and existing stores. The Company takes advantage of closeouts and other special-situation inventory purchasing opportunities, and as a consequence, cash requirements are not constant or predictable during the year and can be affected by the timing and size of the inventory purchases. The Company expects to continue with a negative cash flow from operations until it is able to receive the benefit of the new stores and additional inventory in its existing stores.

The Company has been utilizing the offering proceeds primarily for opening new stores, increasing inventory and to fund cash-flow deficits from operations. It is possible that the Company may be required to raise additional financing in some future period through public or private financings, strategic relationships or other arrangements if the Company is unable to achieve increased operating margins. A decrease in operating cash flow from current levels would greatly reduce the availability of funds and would force the Company to obtain additional capital. The Company may not be able to raise additional funds when needed, or on acceptable terms, or at all. Also, any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. The Company's management believes that the net proceeds from the offering, together with anticipated improvements in operating results, will be sufficient to meet operating and capital needs for the remainder of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         99 Cent Stuff is a Florida-based single-priced deep-discount retailer of primarily name brand, consumable merchandise. Our stores offer a wide assortment of regularly available consumer goods as well as a broad variety of quality, closeout merchandise. Our product offerings are comprised of brand name merchandise and closeouts merchandise that may be available for reorder. Every product is sold at 99 cents, including extra value savings of two or three items for 99 cents. We provide our customers value on their everyday household needs and a positive shopping experience in customer-service-oriented stores, which are attractively merchandised, brightly lit and well maintained. We believe that our name-brand focus, along with a product mix emphasizing value-priced food and beverage and other everyday household items, increases the frequency of consumer visits and impulse purchases and reduces some of our exposure to seasonality and economic cycles. We believe that our format appeals to value-conscious customers in all socio-economic groups and results in a high volume of sales.

         We operate 13 retail stores in south Florida (12 at June 30, 2004). We opened our first three stores in 1999, five stores in 2000, two stores in 2001 one in 2002 and two in 2004. We expect to open an additional store in September 2004. In early 2003 we closed one store and opened a new one in mid-2003. In the past, as part of our strategy to expand retail operations, we have opened new stores in close proximity to existing stores so that would be more efficient in distribution, marketing and branding. We have built corporate and warehouse support staff and systems that we believe can handle our planned expansion. As a result of our start-up costs, operating costs and these expenses, we have recorded losses since inception.

         Our customers use cash, checks and third-party credit and debit cards to purchase our products. We do not issue private credit cards or make use of complicated financing arrangements.

         99 Cent Stuff only operates in one business segment, which is retail operations.

         The key to achieving profitability in the value business is to be able to rapidly purchase goods and be able to pay within terms in order to obtain the lowest prices. Due to our lack of operating cash, until earlier in 2004 we were not able to purchase inventory in the most efficient fashion and we incurred lower margins than some of our competitors. This has also affected our revenues. We have recently begun directly importing goods, including higher-margin toys, housewares and giftware. This should allow us to offer a more consistent presentation, better quality goods and superior profit margins.

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Net sales. Net sales increased $1.3 million, or 13.5%, to $10.9 million for the three months ended June 30, 2004 from $9.6 million for the three months ended June 30, 2003. Same store net sales, for stores open all of both periods, increased $0.8 million for the three months ended June 30, 2004, or 8.5%, compared to the prior year. On average, stores open at least a year have had sales in excess of $4.0 million per store. The increase in net sales was primarily due to increased levels of inventory, providing more goods for sale, and increased volume in produce. During the 2004 period, approximately 26.6% of our sales were of produce, which has a much higher turnover than the other items sold in our stores. We anticipate that sales of produce will decrease in the future as a percentage of net sales due to increased purchasing of higher margin items.

Gross profit. Gross profit, which consists of total sales less cost of sales, increased $0.5 million, or 19.8%, to $3.1 million for the three months ended June 30, 2004 from $2.6 million for the three months ended June 30, 2003. As a percentage of net sales, gross profit increased to 28.4% in the 2004 period from 26.9% in the 2003 period and was primarily attributable to a change in the product mix, favorable cost variations, primarily in food products, and reduced shrinkage, partially offset by increased sales in produce, which generally has lower margins.

Selling, general and administrative. Selling, general and administrative expenses, or SG&A, which include operating expenses and depreciation and amortization, increased $0.5 million for the three months ended June 30, 2004, or 16.3%, to $3.8 million in the 2004 period from $3.3 million for the three months ended June 30, 2003 and was primarily attributable to increased wages and related benefits of $0.3 million and new store pre-opening expenses of $0.2 million. The increase in new store opening expenses is primarily attributable to permitting issues and construction delays associated with our new stores. One new store opened in late June, another in July , and a third store is now anticipated to open in September. There were no major increases or decreases in any other category.

Operating loss. Operating loss was $0.7 million for both the three months ended June 30, 2004 and the three months ended June 30, 2003. As a percentage of net sales, operating loss decreased 0.7% to 6.4% in 2004 from 7.1% in 2003 and was primarily attributable to the items discussed above. Absent pre-opening store expenses of $0.2 million included in selling, general and administrative, operating loss would have been $0.6 million in 2004, or a 22.0% improvement, as compared to 2003.

Other (income) expense. Interest expense decreased $0.3 million, or 75.0%, to $0.1 million for the three months ended June 30, 2004 from $0.4 million for the three months ended June 30, 2003. The decrease was primarily attributable to decreased borrowings and lower interest rates. As a percentage of net sales, interest expense decreased 3.2%, to 0.9% in 2004 from 4.1% in 2003.

Net loss. As a result of the items discussed above, net loss decreased $0.3 million, or 26.4%, to $0.8 million for the three months ended June 30, 2004 from $1.1 million for the three months ended June 30, 2003. Absent pre-opening store expenses of $0.2 million included in selling, general and administrative, net loss would have been $0.6 million in 2004, or a 42.1% improvement, as compared to 2003. It is expected that the new stores will contribute to operating results for the remainder of 2004.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Net sales. Net sales increased $2.5 million, or 12.8%, to $21.7 million for the six months ended June 30, 2004 from $19.2 million for the six months ended June 30, 2003. Same store net sales, for stores open all of both periods, increased $1.5 million in the 2004 period, or 7.9%, compared to the prior year. The increase in net sales was primarily due to increased levels of inventory, providing more goods for sale, and increased volume in produce. During the 2004 period, approximately 27.6% of our sales were of produce, which has a much higher turnover the other items sold in our stores. We anticipate that sales of produce will decrease as a percentage of net sales due to increased purchasing of higher margin items.

Gross profit. Gross profit, which consists of total sales less cost of sales, increased $1.0 million, or 18.8%, to $6.1 million for the six months ended June 30, 2004 from $5.1 million for the six months ended June 30, 2003. As a percentage of net sales, gross profit increased to 28.1% in 2004 from 26.7% in 2003 and was primarily attributable to a change in the product mix, cost variations, primarily in food products, and reduced shrinkage, partially offset by increased sales in produce, which generally has lower margins.

Selling, general and administrative. Selling, general and administrative expenses, or SG&A, which include operating expenses and depreciation and amortization, increased $0.8 million, or 12.0%, to $7.4 million the six months ended June 30, 2004 from $6.6 million for the six months ended June 30, 2003 and was primarily attributable to increased wages and related benefits of $0.4 million, rents and related expenses of $0.2 million, new store pre-opening expenses of $0.1 million and miscellaneous other expenses of $0.1 million.

Operating loss. Operating loss decreased $0.2 million, or 12.0%, to $1.3 million for the six months ended June 30, 2004 from $1.5 million for the six months ended June 30, 2003. As a percentage of net sales, operating loss decreased 1.6% to 5.9% in the 2004 period from 7.5% in the 2003 period and was primarily attributable to the items discussed above. Absent pre-opening store expenses of $0.2 million included in selling, general and administrative, operating loss would have been $1.1 million in 2004, or a 23.7% improvement, as compared to 2003.

Other (income) expense. Interest expense decreased $0.5 million, or 67.8%, to $0.2 million for the six months ended June 30, 2004 from $0.7 million for the six months ended June 30, 2003. The decrease was primarily attributable to decreased borrowings and lower interest rates. As a percentage of net sales, interest expense decreased 2.9%, to 1.1% in 2004 from 4.0% in 2003.

Net loss. As a result of the items discussed above, net loss decreased $0.7 million, or 31.7%, to $1.5 million the six months ended June 30, 2004 from $2.2 million the six months ended June 30, 2003. Absent pre-opening store expenses of $0.2 million included in selling, general and administrative, net loss would have been $1.3 million in 2004, or a 39.4% improvement, as compared to 2003.

LIQUIDITY AND CAPITAL RESOURCES

         From our inception in 1999 until completion of our public offering in the first quarter of 2004, we were funded principally from loans provided by Raymond Zimmerman, our principal shareholder and bank loans personally guaranteed by Mr. Zimmerman. Approximately $14.6 million was converted to equity in September 2003 as part of the reorganization and the remainder of $5.1 million is shown on the balance sheet as convertible note, related party. This note is due December 1, 2005 and bears interest at the prime rate. The note is convertible into common stock at the option of the holder at a conversion price equal to $5.00, subject to adjustment. We have the right to prepay the note at any time.

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

         Net cash used by operations was $1.9 million in the six months ended June 30, 2004 and $1.4 million in the six months ended June 30, 2003. Net cash used by operations during the 2004 period included a net loss of $1.5 million, an increase in inventory of $1.1 million and a decrease in accrued expenses of $0.3 million. Inventory was increased during the period as proceeds from the offering were used to increase inventory levels in all stores and to provide inventory for the new stores opened in June and July 2004. In the first six months of 2004, we experienced approximately $0.1 million per month of negative cash flow from operations. As we open the new stores and offer increased inventory at better margins, we expect that cash flow from operations will improve and thus positively impact cash flow from operations.

         Net cash used in investing activities for purchases of property and equipment was $0.9 million for the six months ended June 30, 2004 as fixtures and equipment for new stores was purchased and other equipment was upgraded. In connection with store openings, we have projected our capital expenditures to be approximately $0.4 million for the remainder of 2004.

         Net cash provided by financing activities was $2.8 million for the six months ended June 30, 2004, primarily due to receipt of $3.3 million from the public offering, $8.7 million of borrowings under a line of credit, offset by payments under the lines of credit of $9.2 million. Net cash provided by financing activities was $1.5 million in the 2003 period.

         Mr. Zimmerman has personally guaranteed our aggregate $6.0 million lines of credit with Bank of America. At June 30, 2004, approximately $0.8 million is available under these lines. As a result of these guarantees, the interest rate on these lines has been prime minus 1%, which we believe would be several points higher without the guarantee. As a result of the personal guarantees, these lines of credit do not have any financial covenants or ratios and the only events of default are standard payment defaults.

         Mr. Zimmerman has also guaranteed some of our property leases. The lease guarantees will terminate when our shareholders' equity is at least $3 million. We have been accruing fees of 2% of the lines of credit and the guaranteed property leases. The accrued fees of $0.1 million as of June 30, 2004 have been included in the accounts payable and accrued expenses, related party and interest expense.

         Our future capital expenditures will depend primarily on the number and timing of new stores we open. We have identified additional locations that we are targeting for new stores in new and existing markets. We plan to open between one and three additional new stores by the end of 2004. Net capital expenditures for a new store average approximately $0.1 million to $0.3 million, depending on landlord allowances and existing improvements. The average inventory investment for a new store is approximately $250,000. To date, we have not entered into any type of capital or operating leases for the new store build-out but anticipate doing so in the future to leverage our resources.

         We continue to anticipate spending additional capital primarily for opening new stores, reducing accounts payable and increasing our inventory. We believe that our existing resources, together with expected improvements in our operating results, will be sufficient to meet our operating and capital needs for the remainder of 2004. Should we determine to open additional stores or our operating results do not meet expectations, we may be required to raise additional financing, through public or private financings, strategic relationships or other arrangements. Other than the existing Bank of America lines of credit, there are not currently any other borrowing arrangements or commitments for any capital. While Mr. Zimmerman has indicated he will provide additional capital or guarantees in the future, he is under no obligation to do so. We may not be able to raise additional funds when needed, or on acceptable terms, or at all. Also, any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under the bank facility are based on variable rates. If the prime rate were to increase 1.0% in the second half of 2004 as compared to the rate at June 30, 2004, our total interest expense for 2004 would increase $0.1 million based on the outstanding balance at June 30, 2004. We do not hold any derivative instruments and do not engage in hedging activities.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

 On March 11, 2004, the Company completed a public offering of 767,000 units at a price of $5.00 per unit. The offering was made pursuant to the Company's Registration Statement on Form S-1 (File No. 333-108517) filed with the SEC on September 4, 2003, as amended September 16, 2003 October 10, 2003, Ocotber 29, 2003 November 19, 2003 and November 26, 2003 and declared effective by the SEC on November 26, 2003. Keating Investments LLC. acted as managing underwriters in the offering.

The offering provided net proceeds to the Company of $3.3 million, which is net of underwriters' discounts and commissions of $0.4 million, and related legal, accounting, printing and other expenses totaling $0.2 million. We used $1.1 million of the proceeds for inventory and $0.9 million for fixtures and equipment. The remaining $1.3 million was used to repay outstanding bank indebtedness, which increased our borrowing availability for working capital and general corporate purposes, including marketing programs and new store openings.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

In July 2004, the Company became aware of a technical violation of the Florida Securities and Investor Protection Act in connection with its public offering. Approximately 50,000 shares were sold in Florida. As a result, the Company may be required to offer rescission to Florida purchasers in the offering. The rescission offer period is expected to occur during the September quarter. The Company does not expect any investors to rescind their purchase since the current market price is above the offering price and accordingly has not established a reserve for any potential liability.

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

                                       99 CENT STUFF, INC.


                                       By: /s/ Raymond Zimmerman
                                               ----------------------------
                                               Raymond Zimmerman, President

Dated:  August 11, 2004