Form 10-Q
period 2004-09-30
99 CENT STUFF INC
filed 2004-11-02
CIK 1176435

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2004

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

The number of shares of the registrant's common stock issued and outstanding, as of September 30, 2004, was 5,833,950 shares.

                               99 CENT STUFF, INC.
                                    FORM 10-Q
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheet (Unaudited) at September 30, 2004.................. 3

Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2004 and 2003............... 4

Consolidated Statement of Shareholders' (Deficit)
For the Nine Months Ended September 30, 2004.................................. 5

Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2004 and 2003......................... 6

Notes to Consolidated Financial Statements (Unaudited)........................ 7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risks..........14

Item 4.  Control and Procedures...............................................15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................15

Item 2.  Changes in Securities and Use of Proceeds............................15

Item 3.  Defaults Upon Senior Securities......................................15

Item 4.  Submission of Matters to a Vote of Security Holders..................15

Item 5.  Other Information....................................................15

Item 6.  Exhibits and Reports On Form 8-K.....................................15

Signatures....................................................................16

Certifications

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               99 Cent Stuff, Inc.
                                  Balance Sheet
                    (Amount in Thousands, Except Share Data)

                                                                          September 30,        December 31,
                                                                               2004               2003
                                                                          -------------        ------------
                                                                           (Unaudited)
Current assets:
       Cash                                                                  $     --           $     26
       Inventory                                                                4,343              2,531
       Prepaid expenses and other assets                                          240                427
                                                                             --------           --------
                        Total current assets                                    4,583              2,984
                                                                             --------           --------
Property and equipment, net                                                     3,380              2,607
                                                                             --------           --------
Other assets:
       Security deposits                                                          120                141
                                                                             --------           --------
                        Total assets                                         $  8,083           $  5,732
                                                                             ========           ========
Current liabilities:
       Cash overdraft                                                        $    250           $     --
       Lines of Credit                                                          5,298                 --
       Note payable, related party                                                500                 --
       Accounts payable                                                         3,674              2,494
       Accrued expenses                                                           500                737
                                                                             --------           --------
                        Total current liabilities                              10,222              3,231
                                                                             --------           --------
Long term liabilities:
       Note payable, related party                                              5,192              4,922
       Lines of Credit                                                             --              5,648
                                                                             --------           --------
                        Total long term liabilities                             5,192             10,570
                                                                             --------           --------
                        Total liabilities                                      15,414             13,801
                                                                             --------           --------
Commitments and contingencies

Shareholders' deficit
       Preferred Stock, .01 par value, 5,000,000 shares authorized,
       -0- shares issued and outstanding                                           --                 --
       Common Stock, $.001 par value, 50,000,000 shares authorized,
       5,833,950 and 5,067,000 shares issued and outstanding at
       September  30, 2004 and December 31, 2003, respectively                      6                  5
       Additional paid in capital                                              (3,951)            (7,240)
       Retained Earnings                                                       (3,386)              (834)
                                                                             --------           --------
                        Total shareholders' deficit                            (7,331)            (8,069)
                                                                             --------           --------
                        Total liabilities and shareholders' deficit          $  8,083           $  5,732
                                                                             ========           ========


 See the accompanying notes to the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                               99 Cent Stuff, Inc
                             Statement of Operations
     For the Three Months and Nine Months Ended September 30, 2004 and 2003
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                               Three Months Ended     Nine Months Ended
                                                   September 30,         September 30,
                                               -------------------    --------------------
                                                 2004        2003       2004        2003
                                               --------    -------    --------    --------
Net sales                                      $ 11,847    $ 9,456    $ 33,542    $ 28,689

Cost of goods sold                                8,568      6,932      24,172      21,036
                                               --------    -------    --------    --------

Gross profit                                      3,279      2,524       9,370       7,653

Selling, general and administrative expenses      4,236      3,349      11,597       9,921
                                               --------    -------    --------    --------

Loss from operations                               (957)      (825)     (2,227)     (2,268)
                                               --------    -------    --------    --------

Other income (expense):
    Other income                                     23         19          46          38
    Interest expense                               (126)      (308)       (371)     (1,068)
                                               --------    -------    --------    --------
           Total other income (expense)            (103)      (289)       (325)     (1,030)
                                               --------    -------    --------    --------

Loss before provision for income taxes           (1,060)    (1,114)     (2,552)     (3,298)

Provision for Income Taxes                           --         --          --          --
                                               --------    -------    --------    --------

Net loss                                       $ (1,060)   $(1,114)   $ (2,552)   $ (3,298)
                                               ========    =======    ========    ========

Net loss per share, basic and diluted          $  (0.18)   $ (0.23)   $  (0.45)   $  (0.69)
                                               ========    =======    ========    ========

Weighted average number of common and
    common equivalent shares outstanding -
    basic and diluted                             5,834      4,824       5,718       4,775
                                               ========    =======    ========    ========

 See the accompanying notes to the condensed consolidated financial statements.

                               99 Cent Stuff, Inc.
            Consolidated Statements of Shareholders' Equity (Deficit)
                  For the Year Ended December 31, 2003 and the
                      Nine Months Ended September 30, 2004
                              (Amount in Thousands)

                                                            Common Stock      Additional
                                                         -------------------    Paid-In   Accumulated
                                                         Shares      Amount     Capital    (Deficit)     Total
                                                         ------      -------  ----------  -----------   -------
Balance, December 31, 2003                                5,066     $     5     $(7,240)    $  (834)    $(8,069)

Sale of common stock, net of expenses                       767           1       3,289          --       3,290

Net loss for the nine months ended September 30, 2004    (2,552)     (2,552)

                                                         ------     -------     -------     -------     -------
Balance, September 30, 2004                               5,833     $     6     $(3,951)    $(3,386)    $(7,331)
                                                         ======     =======     =======     =======     =======

 See the accompanying notes to the condensed consolidated financial statements.

                               99 Cent Stuff, Inc.
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2004 and 2003
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                              September 30,
                                                                           --------------------
                                                                             2004        2003
                                                                           --------    --------
Cash flows from operating activities:
              Net loss                                                     $ (2,552)   $ (3,298)
              Adjustments to reconcile net loss to net cash
                 used in operating activities:
                          Depreciation and amortization                         713         632
                          Interest accrued on payables, related party           270         660
                          (Increase) decrease in:
                                       Prepaid expenses and other assets        187         (16)
                                       Inventory                             (1,812)         43
                                       Security deposits                         21          11
                          Increase (decrease) in:
                                       Accounts payable                       1,180         121
                                       Accrued expenses                        (237)        (96)
                                                                           --------    --------
Net cash used in operating activities                                        (2,230)     (1,943)
                                                                           --------    --------

Cash flows used in investing activities:
              Purchase of property and equipment                             (1,486)       (258)
                                                                           --------    --------

Cash flows from financing activities:
              Increase in accounts payable and accrued expenses,
                 related party                                                  500         312
              Increase (decrease) in cash overdraft                             250        (350)
              Borrowings under lines of credit                               12,078      14,128
              Repayments under lines of credit                              (12,428)    (11,889)
              Sale of common stock, net of expenses                           3,290
                                                                           --------    --------
Net cash provided by financing activities                                     3,690       2,201
                                                                           --------    --------

Net increase (decrease) in cash                                                 (26)         --

Cash at beginning of year                                                        26          --
                                                                           --------    --------

Cash at end of period                                                      $     --    $     --
                                                                           ========    ========


Supplemental cash flow information:
                          Interest paid                                    $    139    $    105
                                                                           ========    ========

 See the accompanying notes to the condensed consolidated financial statements.

99 CENT STUFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

99 Cent Stuff LLC (the "Company") was organized under the laws of the State of Delaware on September 28, 1999 as a limited liability company. In September 2003, the Company merged with a public shell, iVideoNow, Inc., and became a C corporation. The Company is a specialty, single-priced retailer that primarily targets individuals and small businesses with one-stop shopping for food, produce, consumable hard lines, health and beauty aids, novelty and impulse items. The Company was operating retail outlets at 14 locations at September 30, 2004. The locations are separately incorporated as limited liability companies and are wholly owned by the Company. All of the stores are in southeast Florida.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

CASH AND CASH EQUIVALENTS

The Company considers all investments with original maturities of three months or less and credit and debit card receivables to be cash equivalents.

INVENTORY

Inventory is stated at the lower of average cost or market, with cost determined on a first-in, first-out (FIFO) basis, and consists of merchandise held for resale. The Company provides an allowance for certain merchandise that may become totally obsolete or damaged. At September 30, 2004 and December 31, 2003, the allowance for these items was $50.

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

STOCK OPTIONS

SFAS No. 123 "Accounting for Stock Based Compensation", requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's Statement of Operations, because Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to the Company's employees SFAS No. 123 pro forma numbers are as follows for the fiscal period ended September 30, 2004:

                                       2004
                                       ----
         Net loss
         As reported                 $(2,552)
         Pro forma                   $(2,574)
         Earnings per share
         As reported                 $ (0.45)
         Pro forma                   $ (0.45)

99 CENT STUFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

At September 30, 2004 and December 31, 2003, the Company had a long-term note payable of $5,192 and $4,922, respectively, for funds advanced from a shareholder of the Company. The note is due December 1, 2005 and bears interest at the prime rate. The note is convertible into common stock at the option of the holder at a conversion price equal to $5.00, subject to adjustment. In addition, at September 30, 2004, the Company had a short-term note payable of $500 for funds advanced from this shareholder. The note is due on demand and bears interest at the prime rate plus 2%. The Company has the right to prepay the notes at any time.

NOTE 4 - CREDIT FACILITIES

At September 30, 2004, the Company had a $3,500, $2,000 and a $500 revolving line of credit with a financial institution that requires quarterly interest payments at the bank's prime rate minus one percent (3.75% at September 30, 2004). The line is secured by a personal guarantee of a shareholder of the Company and is due June 30, 2005. The shareholder is compensated 2% per annum of the total amount available under the line of credit for the personal guaranty of this facility. At September 30, 2004, the Company owed $5,298 on its revolving lines of credit.

At September 30, 2004, the Company had outstanding irrevocable letters of credit approximating $198. These letters of credit have terms of three months to one year and collateralize the Company's obligation to third parties for the purchase of goods or services. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks, usually 1 to 1.5% of the credit issued.

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

In July 2004, the Company became aware of a technical violation of the Florida Securities and Investor Protection Act in connection with its public offering. Approximately 50,000 shares were sold in Florida. As a result, the Company offered rescission to Florida purchasers in the offering. The rescission offer expired in September 2004. No investors elected to rescind their purchase and accordingly the Company did not establish a reserve for any potential liability.

99 CENT STUFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  7 - FINANCIAL ANALYSIS AND LIQUIDITY

As of September 30, 2004, the Company had a working capital deficit of $5,639 and negative net worth of $7,331. From inception on September 28, 1999 to February 2004, the Company was principally funded from loans and capital contributions provided by the principal shareholder and by bank loans personally guaranteed by the principal shareholder. Capital requirements result primarily from purchases of inventory, expenses related to new store openings and working capital requirements for new and existing stores. The Company takes advantage of closeouts and other special-situation inventory purchasing opportunities, and as a consequence, cash requirements are not constant or predictable during the year and can be affected by the timing and size of the inventory purchases. The Company had negative cash flow from operations during the three months ended September 30, 2004.

The Company has utilized the offering proceeds primarily for opening new stores, increasing inventory and to fund cash-flow deficits from operations. It is possible that the Company may be required to raise additional financing in some future period through public or private financings, strategic relationships or other arrangements if the Company is unable to achieve increased operating margins. A decrease in operating cash flow from current levels would greatly reduce the availability of funds and would force the Company to obtain additional capital. The Company may not be able to raise additional funds when needed, or on acceptable terms, or at all. Also, any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. The Company's management believes that its current working capital financing together with continuing improvements in operating results, will be sufficient to meet operating and capital needs for the remainder of 2004.

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

         We operate 14 retail stores in south Florida. We opened our first three stores in 1999, five stores in 2000, two stores in 2001 one in 2002 and three in 2004. We expect to open an additional store by the end of 2004. In early 2003 we closed one store and opened a new one in mid-2003. In the past, as part of our strategy to expand retail operations, we have opened new stores in close proximity to existing stores so that would be more efficient in distribution, marketing and branding. We have built corporate and warehouse support staff and systems that we believe can handle up to 25 stores. As a result of our start-up costs, operating costs and these expenses, we have recorded losses since inception.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2004
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Net sales. Net sales increased $2.4 million, or 25.3%, to $11.9 million for the three months ended September 30, 2004 from $9.5 million for the three months ended September 30, 2003. Same store net sales, for stores open all of both periods, increased $0.9 million for the three months ended September 30, 2004, or 9.6%, compared to the prior year. The increase in net sales was primarily due to increased levels of inventory, providing more goods for sale, and increased volume in produce. During the 2004 period, approximately 28.9% of our sales were of produce, which has a much higher turnover than the other items sold in our stores. We anticipate that sales of produce will decrease in the future as a percentage of net sales due to increased purchasing of higher margin items.

Gross profit. Gross profit, which consists of net sales less cost of goods sold, increased $0.8 million, or 29.9%, to $3.3 million for the three months ended September 30, 2004 from $2.5 million for the three months ended September 30, 2003. As a percentage of net sales, gross profit increased to 27.7% in the 2004 period from 26.7% in the 2003 period and was primarily attributable to a change in the product mix, favorable cost variations, primarily in food products, and reduced shrinkage, partially offset by increased sales in produce, which generally has lower margins.

Selling, general and administrative. Selling, general and administrative expenses, or SG&A, which include operating expenses and depreciation and amortization, increased $0.9 million for the three months ended September 30, 2004, or 26.5%, to $4.2 million in the 2004 period from $3.3 million for the three months ended September 30, 2003. As a percentage of net sales, SG&A increased to 35.8% in the 2004 period from 35.4% in the 2003 period, which was primarily due to a combination of expenses for new store openings and costs related to the two September hurricanes in the our geographic area, plus increases in wages and related benefits and occupancy costs. One new store opened in July and another in September. There were no major increases or decreases in any other category.

Operating loss. Operating loss was $1.0 million for both the three months ended September 30, 2004 and $0.8 million for the three months ended September 30, 2003. As a percentage of net sales, operating loss decreased 0.6% to 8.1% in 2004 from 8.7% in 2003 and was primarily attributable to the items discussed above.

Other (income) expense. Interest expense decreased $0.2 million, or 59.1%, to $0.1 million for the three months ended September 30, 2004 from $0.3 million for the three months ended September 30, 2003. The decrease was primarily attributable to decreased borrowings and lower interest rates. As a percentage of net sales, interest expense decreased 2.2%, to 1.1% in 2004 from 3.3% in 2003.

Net loss. As a result of the above factors, net loss decreased slightly to $1.06 million for the three months ended September 30, 2004 from $1.11 million for the three months ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Net sales. Net sales increased $4.9 million, or 16.9%, to $33.6 million for the nine months ended September 30, 2004 from $28.7 million for the nine months ended September 30, 2003. Same store net sales, for stores open all of both periods, increased $2.4 million in the 2004 period, or 8.5%, compared to the prior year. The increase in net sales was primarily due to increased levels of inventory, providing more goods for sale, and increased volume in produce. During the 2004 period, approximately 28.1% of our sales were of produce, which has a much higher turnover the other items sold in our stores. We anticipate that sales of produce will decrease as a percentage of net sales due to increased purchasing of higher margin items.

Gross profit. Gross profit, which consists of net sales less cost of goods sold, increased $1.7 million, or 22.4%, to $9.4 million for the nine months ended September 30, 2004 from $7.7 million for the nine months ended September 30, 2003. As a percentage of net sales, gross profit increased to 27.9% in 2004 from 26.7% in 2003 and was primarily attributable to a change in the product mix, cost variations, primarily in food products, and reduced shrinkage, partially offset by increased sales in produce, which generally has lower margins.

Selling, general and administrative. Selling, general and administrative expenses, or SG&A, which include operating expenses and depreciation and amortization, increased $1.7 million, or 16.9%, to $11.6 million the nine months ended September 30, 2004 from $9.9 million for the nine months ended September 30, 2003 and was primarily attributable to increased wages and related benefits of $0.8 million, increased occupancy costs of $0.1 million, costs related to the two September hurricanes in the our geographic area of $0.1 million, new store pre-opening expenses of $0.3 million and miscellaneous other expenses of $0.1 million.

Operating loss. Operating loss decreased $0.1 million, or 1.8%, to $2.2 million for the nine months ended September 30, 2004 from $2.3 million for the nine months ended September 30, 2003. As a percentage of net sales, operating loss decreased 1.3% to 6.6% in the 2004 period from 7.9% in the 2003 period and was primarily attributable to the items discussed above. Absent pre-opening store expenses of $0.3 million included in selling, general and administrative, operating loss would have been $1.9 million in 2004, or a 15.0% improvement, as compared to 2003.

Other (income) expense. Interest expense decreased $0.7 million, or 65.3%, to $0.4 million for the nine months ended September 30, 2004 from $1.1 million for the nine months ended September 30, 2003. The decrease was primarily attributable to decreased borrowings and lower interest rates. As a percentage of net sales, interest expense decreased 2.6 percentage points, to 1.1% in 2004 from 3.7% in 2003.

Net loss. As a result of the above factors, net loss decreased $0.7 million, or 22.6%, to $2.6 million for the nine months ended September 30, 2004 from $3.3 million for the nine months ended September 30, 2003. Absent pre-opening store expenses of $0.3 million included in selling, general and administrative, net loss would have been $2.3 million in 2004, or a 31.7% improvement, as compared to 2003.

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

         In September 2004, we borrowed $0.5 million from Mr. Zimmerman to fund fourth quarter growth. This note bears interest at the prime rate plus 2% and is payable on demand.

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

         Net cash used by operations was $2.2 million in the nine months ended September 30, 2004 and $1.9 million in the Nine Months ended September 30, 2003. Net cash used by operations during the 2004 period included a net loss of $2.6 million, an increase in inventory of $1.8 million, an increase in accounts payable of $1.2 million and a decrease in accrued expenses of $0.2 million. Inventory was increased during the period as proceeds from the offering were used to increase inventory levels in all stores and to provide inventory for the new stores opened in the three months ended September 30, 2004. In the first nine months of 2004, we experienced approximately $0.25 million per month of negative cash flow from operations. As we open the new stores and offer increased inventory at better margins, we expect that cash flow from operations will improve and thus positively impact cash flow from operations.

         Net cash used in investing activities for purchases of property and equipment was $1.5 million for the nine months ended September 30, 2004 as fixtures and equipment for new stores was purchased and other equipment was upgraded. In connection with store openings, we have projected our capital expenditures to be approximately $0.2 million for the remainder of 2004.

         Net cash provided by financing activities was $3.7 million for the nine months ended September 30, 2004, primarily due to receipt of $3.3 million from the public offering, $0.5 million advanced by Mr. Zimmerman, $12.1 million of borrowings under a line of credit, offset by payments under the lines of credit of $12.4 million. Net cash provided by financing activities was $2.2 million in the 2003 period.

         Mr. Zimmerman has personally guaranteed our aggregate $6.0 million lines of credit with Bank of America. At September 30, 2004, approximately $0.7 million is available under these lines. As a result of these guarantees, the interest rate on these lines has been prime minus 1%, which we believe would be several points higher without the guarantee. As a result of the personal guarantees, these lines of credit do not have any financial covenants or ratios and the only events of default are standard payment defaults.

         Mr. Zimmerman has also guaranteed some of our property leases. The lease guarantees will terminate when our shareholders' equity is at least $3 million. We have been accruing fees of 2% of the lines of credit and the guaranteed property leases. The accrued fees of $0.3 million as of September 30, 2004 have been included in the accounts payable and accrued expenses, related party and interest expense.

         Our future capital expenditures will depend primarily on the number and timing of new stores we open. We have identified additional locations that we are targeting for new stores in new and existing markets. We plan to open one additional new store by the end of 2004. Net capital expenditures for a new store average approximately $0.1 million to $0.3 million, depending on landlord allowances and existing improvements. The average inventory investment for a new store is approximately $250,000. To date, we have not entered into any type of capital or operating leases for the new store build-out but anticipate doing so in the future to leverage our resources.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under the bank facility are based on variable rates. If the prime rate were to increase 1.0% in the second half of 2004 as compared to the rate at September 30, 2004, our total interest expense for 2004 would increase $0.1 million based on the outstanding balance at September 30, 2004. We do not hold any derivative instruments and do not engage in hedging activities.

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

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

In July 2004, the Company became aware of a technical violation of the Florida Securities and Investor Protection Act in connection with its public offering. Approximately 50,000 shares were sold in Florida. As a result, the Company offered rescission to Florida purchasers in the offering. The rescission offer period expired in September 2004. No investors elected to rescind their purchase.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

                                          99 CENT STUFF, INC.


                                          By:/s/ Raymond Zimmerman
                                                 ----------------------------
                                                 Raymond Zimmerman, President

Dated:  October __, 2004