Form 10-K
period 2004-12-31
99 CENT STUFF INC
filed 2005-03-31
CIK 1176435

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-26531
                                                -------

                               99 CENT STUFF INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Florida                                 77-0398908
     ------------------------           ------------------------------------
     (State of incorporation)           (IRS employer identification number)

                              1801 CLINT MOORE ROAD
                            BOCA RATON, FLORIDA 33487
                                 (561) 999-9815
    ------------------------------------------------------------------------
    (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK,
                                                            $.001 PAR VALUE,
                                                            WARRANTS EXPIRING
                                                            DECEMBER 31, 2006

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2004 was $5,100,000. The number of shares outstanding of the issuer's common stock as of February 15, 2005 was 5,832,950.

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

         We opened our first store in 1999 and operate 16 retail stores in south Florida. Our 99 Cent Stuff stores are located in neighborhood shopping centers where consumers are more likely to do their regular household shopping. These stores have an average size of approximately 20,000 saleable square feet and in 2004 average net sales per store was $4.2 million for stores open the full year. In 2004, our average sale per customer was $9.87.

         99 Cent Stuff Stores' management team has many years of retail experience including in the value merchandise sector. Our chairman and chief executive officer, Raymond Zimmerman was chief executive of Service Merchandise Company, a multi-billion dollar retail chain. All of our other senior management have extensive retail experience.

INDUSTRY BACKGROUND

         Value retail is generally distinguished from other retail formats by the purchase of closeout and other special-situation merchandise at prices substantially below original wholesale cost, and the subsequent sale of this merchandise at prices significantly below regular retail. As a result, our stores offer a continually changing selection of brands and products. We believe that over the last few years this segment has grown at roughly twice the pace of the remainder of the retail industry and is one of the fastest growing retail sectors in the United States. The recent economic downturn and difficult consumer environment has not materially impacted this segment as demonstrated by the financial results of other companies in this sector.

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

         Emphasize "Name-Brands". We believe that customers visit our stores in search of name-brand consumable merchandise that can be purchased for 99 cents. During 2004, we purchased from more than 500 suppliers, including merchandise with the brand names General Mills, Colgate-Palmolive, Dial, Eveready Battery, Heinz, General Electric, Gerber Products, Gillette, Hershey Foods, Johnson & Johnson, Kraft General Foods, Lever Brothers, Mattel, Nabisco, Nestle, Pillsbury, Hunts, Del Monte, Procter & Gamble and Revlon.

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

         Careful Purchasing To Increase Margins. We strive to maintain a lean operating environment focused on increasing operating margins. To reach this goal, we purchase merchandise at substantially discounted prices as a result of our buyers' knowledge, experience and negotiating skills and ability to select desirable merchandise. We have recently begun purchasing merchandise in the Far East.

EXPANSION STRATEGY

         The Florida market is rapidly growing and is the fourth most populous state, with over 17 million residents or nearly 6% of the nation's population. All of our current stores are in Miami-Dade, Broward, Palm Beach and Martin counties, which include Miami, Ft. Lauderdale and West Palm Beach. These densely populated counties have experienced high growth and are expected to continue to grow in the future. We currently plan to open at least eight stores in 2005. We believe that we could open up to 25 additional locations in south Florida in the next few years. By continuing to focus our store openings in south Florida for the immediate future, we can leverage our brand awareness and take advantage of our existing warehouse and distribution facility and other management and operating efficiencies.

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

         The following table sets forth relevant information with respect to the growth of our existing 99 Cent Stuff store operations:

                                                                    YEAR ENDED DECEMBER 31,
                                            2000              2001            2002             2003          2004
                                         -----------      -----------      -----------      -----------   -----------
   99 Cent Stuff Stores retail sales     $14,220,000      $35,890,000      $38,661,000      $39,580,000     $47,147,000
   99 Cent Stuff Stores annual sales
   growth rate                                 256.9%           152.4%            7.7%
   99 Cent Stuff Stores open at
   beginning of year                               3                8               10               11              11
   99 Cent Stuff Stores open at end
   of year                                         8               10               11               11              15
   Average 99 Cent Stuff Stores
   sales per store for stores open
   the full year                         $ 3,967,000      $ 3,678,000      $ 3,654,000      $ 3,871,000     $ 4,164,000
   Saleable square feet at year end          158,000          172,000          189,000          165,000         235,000
   Average net sales per saleable
   square foot                           $       229      $       226      $       214      $       240     $       252

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

         Approximately 75% of our products sold are food and candy, health and beauty aids, household basics and seasonal goods.

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

         Store Characteristics. All 16 of our 99 Cent Stuff stores (15 at December 31, 2004) are located in south Florida. Our stores average 20,000 square feet. We currently target new store locations of 20,000 square feet. The larger stores allow us to more effectively display a wider assortment of merchandise, carry deeper stock positions and provide customers with a more inviting and convenient environment that encourages customers to shop longer and buy more.

         The stores are located in neighborhood shopping centers where consumers are more likely to do their regular household shopping. We seek locations where there is another anchor tenant such as a discount superstore due to the traffic at that location. The stores are located primarily in more densely populated, demographically diverse neighborhoods. Five of the stores are in Miami-Dade County, five are in Palm Beach County, five are in Broward County and one in Martin County.

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

         Customer purchases are by cash, credit and debit cards, food cards or check. The stores do not accept manufacturers' coupons. The stores are generally open 9 A.M. to 9 P.M. every day.

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

         Advertising/Promotion. To date, we have done limited advertising. Initial awareness of new store openings is created using local newspaper "grand opening" ads and pre-opening handout flyers. For future store openings, we plan to use a grand opening promotional campaign that will include distribution of an advertising flyer and possibly radio and television spots. Our stores feature bright colorful signage to grab customers' attention and emphasize everyday values. We also use in-store coupons to entice customers to purchase multiple items and to return for future purchases of the same item.

         New Store Costs. The total cost of a new store ranges from approximately $400,000 to $600,000. The capital investment for each new store ranges from $150,000 to $300,000, depending on landlord allowances and existing improvements, and a least $250,000 required for opening inventory. We also spend approximately $30,000 for pre-opening expenses. To date, we have not financed any of the capital expenditures through third parties but may do so in the future in order to leverage our resources.

PURCHASING

         Our purchasing department staff consists of five buyers. Substantially all merchandise buying decisions are made at headquarters. We believe a primary factor contributing to our success will be our ability to identify and take advantage of opportunities to purchase merchandise with high customer interest at lower than regular wholesale prices. We purchase most of our merchandise from wholesalers, manufacturers, importers and other retailers. All of our purchases are for cash. Over time, we expect that our purchases directly from the manufacturer will increase substantially to up to 50% of our purchases. We continually seek to develop new sources of merchandise primarily by attending industry trade shows, and through advertising, marketing brochures and referrals. Our buyers also regularly travel to New York, Los Angeles, Chicago and Las Vegas to source identify, inspect and purchase new merchandise.

         We do not have any contracts for the purchase of merchandise and we continuously seek out buying opportunities from both existing suppliers and new sources. Other than our produce supplier, which represented approximately 25% of our total purchases due to the high turnover of inventory, no single supplier accounted for more than 5% of total purchases in 2004. During 2004, we purchased from more than 500 suppliers, including merchandise with the General Mills, Colgate-Palmolive, Dial, Eveready Battery, Heinz, General Electric, Gerber Products, Gillette, Hershey Foods, Johnson & Johnson, Kraft General Foods, Lever Brothers, Mattel, Nabisco, Nestle, Pillsbury, Hunts, Del Monte, Procter & Gamble and Revlon brand names. Some purchases are directly from the manufacturer and some are from suppliers and distributors.

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

WAREHOUSING AND DISTRIBUTION

         We lease a 65,000 square foot, single level warehouse and distribution facility in Medley, Florida. This site is conveniently located near freeway, rail systems and ports. The distribution facility has 13 dock doors available for receiving. Most of our merchandise is shipped directly from manufacturers and other suppliers to this facility and the remainder is delivered directly to our stores. We contract with local shippers to deliver merchandise to our stores from the warehouse. Deliveries are made from our distribution center to each store two to five times a week, depending on need. Most merchandise is automatically replenished to our stores using a computerized stock distribution model that orders new merchandise for delivery based on recent sales. The size of the distribution center allows storage of bulk one-time closeout purchases and seasonal or holiday items without incurring additional costs. We believe that the current warehouse and distribution facility will be able to support distribution to approximately 35 total stores in south Florida.

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

         We intend to upgrade our information management technology in 2006 to better manage our inventories for growth beyond 25 stores. The new systems implemented in this project will provide us with valuable sales information to assist our buyers and improve merchandise allocation to our stores. Controlling our inventory levels will result in more efficient distribution and store operations.

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

EMPLOYEES

         At February 14, 2005, we had 482 employees of whom 432 were in our retail operations, 30 in our warehouse and distribution facility and 20 in our corporate offices. None of our employees is party to a collective bargaining agreement. We consider relations with our employees to be good. We offer certain benefits, including health insurance, to our full time employees.

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

                                                   Saleable Square
Location                       Gross Square Feet         Feet          Date Opened
-----------------------------  -----------------   ---------------    --------------

  Miami                            24,207               18,155        October 1999
  South Miami                      22,000               16,500        October 1999
  Boynton Beach                    19,590               14,693        October 1999
  Lake Worth                       19,360               25,200        December 2000
  West Palm Beach                  19,235               14,520        January 2001
  Coral Springs                    20,432               14,426        December 2000
  Delray Beach                     20,000               15,324        November 2000
  Deerfield Beach                  44,000               15,000        January 2001
  North Miami                      17,760               25,080        April 2001
  Commercial                       22,000               17,000        May 2002
  Northlake                        12,000               11,000        June 2003
  Jensen Beach                     27,109               22,109        June 2004
  Pembroke Pines                   27,109               22,109        July 2004
  Hialeah                          20,560               15,560        August 2004
  Pembroke Pines East              12,000               11,000        December 2004
  Kendall                          19,709               16,000        January 2005
  Miami Warehouse                  64,000                   --        September 2004
  Boca Raton Corporate Office       4,300                   --        August 2003

         The initial terms of the leases expire from 2005 to 2015 and the base rent varies from $2.75 to $9.00 per square foot. Most of the leases have renewal options. Some of our leases are currently guaranteed by Raymond Zimmerman, our chairman and principal shareholder. Mr. Zimmerman is paid a fee equal to 2% of the amounts guaranteed.

         At our Boca Raton corporate office we have our administrative, purchasing, finance and information technology departments.

ITEM 3.  LEGAL PROCEEDINGS

         We are not currently a party to any legal actions that if determined adversely that would materially affect us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock trades on the OTC Bulletin Board under the symbol NNCT and our warrants under the symbol NNCTW. The following table sets forth the range of high and low closing sale price as reported by the OTC Bulletin Board for our common stock and the warrants for the quarters indicated. The common stock prices have been adjusted for the 1-for-30 reverse split and the additional 1-for-4 reverse split effective September 15, 2003. The OTC Bulletin Board quotations represent quotations between dealers without adjustment for retail mark-up, markdowns or commissions and may not represent actual transactions.

COMMON STOCK

              2002                             HIGH         LOW
                                           -----------  -----------
              January 1 to March 31        $      9.60  $      6.00
              April 1 to June 30           $      6.00  $      6.00
              July 1 to September 30       $      9.00  $      4.80
              October 1 to December 31     $     14.40  $      6.00
              2003
              January 1 to March 31        $     10.80  $      4.80
              April 1 to June 30           $     12.00  $      7.20
              July 1 to September 30       $      9.75  $      6.05
              October 1 to December 31     $      9.60  $      5.10
              2004
              January 1 to March 31        $      6.05  $      5.00
              April 1 to June 30           $      5.35  $      4.60
              July 1 to September 30       $      6.50  $      4.65
              October 1 to December 31     $      5.90  $      5.00

WARRANTS

              2004
              January 1 to March 31        $      1.00  $       .85
              April 1 to June 30           $      1.10  $      1.10
              July 1 to September 30       $      1.60  $      1.60
              October 1 to December 31     $      1.35  $      1.35

         As of February 15, 2005, there were approximately 500 record holders of the Common Stock. In addition, there were approximately 700 shareholders in street name whose shares are held in the name of other nominees. The transfer agent for the common stock is Signature Stock Transfer, Inc., Dallas, Texas.

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

RECENT SALES OF UNREGISTERED SECURITIES

         None

ITEM 6.  SELECTED FINANCIAL DATA

                                                    (in thousands, except per share numbers)

                                    2000             2001             2002             2003             2004
                                  --------         --------         --------         --------         --------
STATEMENT OF
OPERATIONS DATA

   Net sales                      $ 14,219         $ 35,889         $ 35,661         $ 38,580         $ 47,147
   Cost of goods sold               10,571           26,261           28,683           28,583           33,975
                                  --------         --------         --------         --------         --------

   Gross profit                      3,648            9,628            9,978           10,997           13,172

   Selling, general
   administrative expenses           8,273           14,558           14,035           13,552           16,260
                                  --------         --------         --------         --------         --------

   Loss from operations             (4,625)          (4,930)          (4,057)          (2,555)          (3,088)
                                  --------         --------         --------         --------         --------

   Other expense                      (648)          (1,581)          (1,288)          (1,160)            (470)
                                  --------         --------         --------         --------         --------

   Net loss                       $ (5,273)        $ (6,511)        $ (5,345)        $ (3,715)        $ (3,558)
                                  ========         ========         ========         ========         ========

   Net loss per share             $  (1.11)        $  (1.37)        $  (1.13)        $  (0.77)           (0.62)
                                  ========         ========         ========         ========         ========

   Weighted average
   common
   shares outstanding                4,750            4,750            4,750            4,833            5,747

                                   2000             2001             2002             2003             2004
                                 --------         --------         --------         --------         --------
BALANCE SHEET DATA (1):

   Working capital
   (deficit)                     $   (817)        $ (3,254)        $ (1,157)        $   (247)        $ (5,800)
   Total assets                     8,693            7,881            5,817            5,732            7,805
   Total long term debt                --               --            3,200           10,570               --
   Total equity (deficit)        $  3,486         $   (661)        $ (4,684)        $ (8,069)        $ (8,333)
--------------------

(1) The balance sheet data has been restated to give effect to the conversion of a related party notes payable and accrued interest to shareholders' equity of $10,905 at December 31, 2000 and $14,592 at December 31, 2001 and 2002.

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

         We operate 16 retail stores in south Florida. We opened our first three stores in 1999, five stores in 2000, two stores in 2001, one in 2002, one in 2003, four in 2004 and one in 2005. In the past, as part of our strategy to expand retail operations, we have opened new stores in close proximity to existing stores so that would be more efficient in distribution, marketing and branding. We have built corporate and warehouse support staff and systems that we believe can handle our planned expansion. As a result of our start-up costs, operating costs and these expenses, we have recorded losses since inception.

         Our customers use cash, checks and third-party credit and debit cards and food cards to purchase our products. We do not issue private credit cards or make use of complicated financing arrangements.

         99 Cent Stuff only operates in one business segment, which is retail operations.

         The key to achieving profitability in the value business is to be able to rapidly purchase goods and be able to pay within terms in order to obtain the lowest prices. From time to time, due to our lack of operating cash, we were not able to purchase inventory in the most efficient fashion and we have generally incurred lower margins than some of our competitors. This has also affected our revenues. We have been instituting various changes to our buying and merchandising to increase our gross margins to satisfactory levels.

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

         Inventory: Our accounting for inventory and cost of goods sold requires us to estimate the value of such assets and cost of such assets sold and to continually assess whether such assets are impaired and the cost of goods sold is presented fairly. We believe that at December 31, 2004 and December 31, 2003 no inventory was impaired.

         Further information is provided in Note 2 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

         Net sales. Net sales increased $7.5 million, or 19.1%, to $47.1 million in 2004 from $39.6 million in 2003. Same store net sales, for stores open all of both periods, increased $2.9 million in 2004, or 7.6%, compared to the prior year. The increase in net sales was primarily due to increased levels of inventory resulting in more goods available for sale and increased volume in produce. During 2004 and 2003, approximately 27.5% of our sales were of produce, which has a much higher turnover than other items sold in our stores. We anticipate that sales of produce will decrease as a percentage of net sales due to increased purchasing of higher margin items. Fourth quarter sales were $13.6 million in 2004. High margin merchandise ordered from the Far East and anticipated to be in our stores during the quarter arrived late and was delayed in customs, which limited to some extent our fourth quarter gains in sales and margin. These goods will now flow through operations in the first quarter 2005.

         Gross profit. Gross profit, which consists of net sales less cost of goods sold, increased $2.2 million, or 19.8%, to $13.2 million in 2004 from $11.0 million in 2003. As a percentage of net sales, gross profit increased to 27.9% in 2004 from 27.8% in 2003 and was primarily attributable to a change in the product mix and cost variations, partially offset by increased sales in produce, which generally has lower margins and increased shrinkage than non-perishable products.

         Selling, general and administrative. Selling, general and administrative expenses, or SG&A, which include operating expenses and depreciation and amortization, increased $2.7 million, or 20.0%, to $16.3 million in 2004 from $13.6 million in 2003 and was primarily attributable to increased wages and related benefits of $1.4 million, occupancy costs of $0.6 million, new store pre-opening expenses of $0.4 million insurance expense of $0.2 million and additional costs of being a public company for the full year in 2004. As a percentage of sales SG&A was 34.6% in 2004 compared to 34.3% in 2003. We expect that SG&A as a percentage of sales will decrease as we open additional stores.

         Operating loss. Operating loss increased $0.5 million, or 20.9%, to $3.1 million in 2004 from $2.6 million in 2003. As a percentage of net sales, operating loss was 6.5% in both 2004 and 2003 and was primarily attributable to the items discussed above.

         Other (income) expense. Interest expense decreased $0.7 million, or 55.5%, to $0.5 million in 2004 from $1.2 million in 2003. The decrease was primarily attributable to decreased borrowings and lower interest rates. Interest expense decreased to 1.1% of net sales in 2004 from 3.1% in 2003.

         Net loss. As a result of the items discussed above, net loss decreased $0.2 million, or 4.2%, to $3.5 million in 2004 from $3.7 million in 2003.

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

         Gross profit. Gross profit, which consists of total sales less cost of sales, increased $ 1.0 million, or 10.2%, from $10.0 million in 2002 to $11.0 million in 2003. The increase in gross profit dollars was primarily due to higher sales volume. As a percentage of net sales, gross profit increased 2.0% from 25.8% in 2002 to 27.8% in 2003 and was primarily attributable to a change in the product mix, cost variations, primarily in food products, and reduced shrinkage, partially offset by increased sales in produce, which generally has lower margins.

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

LIQUIDITY AND CAPITAL RESOURCES

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

         From inception on June 28, 1999 until the first closing of our public offering February 2004, we were funded principally from loans provided by Raymond Zimmerman, our principal shareholder and bank loans personally guaranteed by Mr. Zimmerman, and did not have other external sources of financing. Virtually all of our fixed assets, including fixtures and equipment, were purchased using advances made to 99 Cent Stuff from Mr. Zimmerman. In September 2004, we had utilized all of the proceeds of the offering and borrowed $0.5 million from Mr. Zimmerman to fund fourth quarter growth. In November 2004 we borrowed an additional $250,000 and an additional $0.5 million in January 2005. These amounts bear interest at the prime rate plus 2% and are payable on demand commencing January 1, 2007.

         At December 31, 2004, we had negative working capital of $5.8 million, primarily due to the existing bank loans being due in 2005. At that date we had no cash and $0.2 million in borrowing availability.

         At December 31, 2004, Mr. Zimmerman had advanced an aggregate of $6.1 million, which was carried on the balance sheet as accounts payable and accrued expenses, related party. Interest was accrued at a rate equal to the prime rate. Of this amount $5.0 million was converted into an unsecured convertible note. This note was originally due December 1, 2005 and has been extended to December 31, 2006 and bears interest at the prime rate. The note is convertible into common stock at the option of the holder at a conversion price equal to $5.00, subject to adjustment. We will have the right to prepay the note at any time. In 2003, notes payable of $14.6 million was converted into 4,750,000 shares of common stock as part of the merger with iVideoNow.

         Mr. Zimmerman has personally guaranteed our aggregate $6.0 million lines of credit with Bank of America. As a result of these guarantees, the interest rate on these lines has been prime minus 1%, which we believe would be several points higher without the guarantee. As a result of the personal guarantees, these lines of credit do not have any financial covenants or ratios and the only events of default are standard payment defaults. Mr. Zimmerman has also guaranteed some of our property leases. The lease guarantees will terminate when our shareholders' equity is at least $3 million. We have been accruing fees of 2% of the lines of credit and the guaranteed property leases. The accrued fees of $0.1 million as of December 31, 2004 have been included in the accounts payable and accrued expenses, related party.

         At December 31, 2004, approximately $0.2 million was available under these lines. In February and March 2004, we paid down the lines by approximately $3.4 million from the proceeds of the public offering, but over the remainder of the year an additional $3.6 million was borrowed to fund expansion and operations. In March 2005, the bank agreed to extend the maturity of the loans from June 2005 to June 2007. As a result, these loans will be reclassified to long-term liabilities.

         In addition, Mr. Zimmerman has agreed to provide up to $3 million of additional capital during 2005 to fund any deficits in operating cash flow. Other than the existing Bank of America lines of credit and this commitment, there are not currently any other borrowing arrangements or commitments for any capital. While Mr. Zimmerman has indicated he will provide additional capital or guarantees in the future, he is under no obligation to do so. We may not be able to raise additional funds when needed, or on acceptable terms, or at all. Also, any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants.

         Net cash used by operations was $2.6 million in 2004 and $2.2 million in 2003. Net cash used by operations during the 2004 period included a net loss of $3.6 million, depreciation of $1.0 million, and increase in inventory of $1.2 million, of accounts payable of $1.2 million and accrued interest, related party of $0.4 million. Net cash used by operations during 2003 included a net loss of $3.7 million, accrued interest, related party of $1.1 million, depreciation of $0.9 million an increase in inventories of $0.3 million, and a decrease in accounts payable of $0.1 million. Inventory was increased during the period as proceeds from the offering were used to increase inventory levels in all stores and to provide inventory for the new stores opened in 2004.

         Net cash used in investing activities for purchases of property and equipment was $1.8 million in 2004 and $0.3 million in 2003. The increase was principally attributable to new store openings.

         Net cash provided by financing activities was $4.3 million in 2003, primarily due to $3.3 million from the sale of common stock in the public offering, $0.1 million of borrowings under a line of credit, increases in cash overdrafts of $0.1 million and increases in accounts payable and accrued interest, related party of $0.8 million. Net cash provided by financing activities was $2.5 million in 2003, primarily due to $2.4 million of borrowings under a line of credit offset by decreases in cash overdrafts of $0.4 million and increases in accounts payable and accrued interest, related party of $0.5 million. Net cash provided by financing activities reflects increases in borrowings under a line of credit personally guaranteed by Mr. Zimmerman in the amount of $0.1 million in 2004 and $2.4 million during 2003. We used all of the proceeds of the public offering in 2004.

         Our future capital expenditures will depend primarily on the number and timing of new stores we open. We plan to open between eight and ten additional new stores by the end of 2005. Net capital expenditures for a new store are expected to average approximately $150,000 to $300,000, depending on landlord allowances and existing improvements. The average inventory investment for a new store is approximately $250,000. Pre-opening expenses, such as marketing, salaries, supplies and utilities, are expected to average approximately $30,000 per new store and are expensed as incurred. To date, we have not entered into any type of capital or operating leases for the new store build-out but anticipate doing so in the future to leverage our resources. Total cost of a new store ranges from $400,000 to $600,000.

         In connection with store openings, we have projected our capital expenditure needs in 2005 to be approximately $2.0 million.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following tables summarize our contractual obligations and commercial commitments as of December 31, 2004:

                                                                          PAYMENTS DUE BY PERIOD
                                                            -----------------------------------------------------
         SIGNIFICANT CONTRACTUAL OBLIGATIONS     TOTAL      WITHIN 1 YEAR   2-3 YEARS    4-5 YEARS  AFTER 5 YEARS
         -----------------------------------  -----------   -------------  ----------   ----------  -------------
         Operating Leases                     $16,246,000    $2,833,000   $5,284,000   $3,884,000   $4,245,000
         Capital Leases                                --

         We are committed under noncancelable operating leases for all store and office spaces, expiring at various dates through 2015. These leases generally provide minimum rent plus payments for real estate taxes and operating expenses, subject to escalations. We do not have any capital leases.

         We moved to a larger warehouse facility in 2004. Our current warehouse facility should be sufficient at least through 2006. We expect to upgrade our information technology system in 2006. The cost of this upgrade cannot be estimated at this time.

         We are currently seeking additional financing and have retained an investment banking firm, which is currently soliciting interest from institutional investors in a private placement of convertible securities. No assurances can be given that the offering will be successful or that the terms of any such offering will not be dilutive to existing shareholders.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2003, the SEC issued SAB No. 104. SAB No. 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 did not have a material impact on the Company's financial position, results of operations or cash flows.

         In July 2004, the Emerging Issues Task Force ("EITF") published its consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." EITF Issue No. 03-1 addresses the meaning of other than temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS No. 115 and accounted for under the equity method. In September 2004, the FASB issued FASB Staff Position ("FSP") EITF Issue No. 03-1-1, which delays the effect date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF issue No. 03-1. The Company continues to assess the potential impact that the adoption of the proposed FSP could have on our financial statements.

         In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment," that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for quarters ending after June 15, 2005. The Company has not yet determined the impact of applying the various provisions of SFAS No. 123R.

         In November 2004, the FASB issued SFAS No. 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets--an amendment of APB Opinion No. 29". This Statement amended APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact upon the Company's financial position, results of operations or cash flows.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

         If any of the following risks and uncertainties actually occur, our business' financial condition or operating results may be materially and adversely affected. In this event, the trading price of our common stock may decline and investors may lose part or all of its investment.

WE HAVE HAD LOSSES SINCE INCEPTION IN 1999, WHICH HAS AFFECTED OUR WORKING CAPITAL.

         We had losses of $3.6 million in 2004 and $3.7 million in 2003. We cannot assure you that we will have a profit in 2005 or any future year. Due to these losses, we had a negative working capital of $5.8 million at December 31, 2004 and have continued to need cash for operations. This amount excludes approximately $6.1 million owed to Raymond Zimmerman, our chairman and principal shareholder. Our losses since inception in 1999 were due to

         o     costs associated with the opening of all of its stores,
         o inability from time to time to properly purchase inventory and stock the stores due to cash shortfalls,
         o costs associated with establishing our warehouse and corporate operations, and
         o costs associated with developing and implementing our information technology systems for the warehouse and stores.

WE WILL BE UNABLE TO GENERATE PROFITS UNLESS WE INCREASE OUR GROSS MARGINS AND VOLUME.

         The key to achieving profitability in the value business is to be able to rapidly purchase goods and be able to pay within terms in order to obtain the lowest prices. Given our operating expenses, we need to increase our gross margins in order to be profitable.

WE HAVE BEEN FINANCIALLY DEPENDENT ON OUR PRINCIPAL SHAREHOLDER FOR MUCH OF OUR CAPITAL.

         Since inception in 1999, we have been funded principally from loans provided by Raymond Zimmerman, our principal shareholder and bank loans personally guaranteed by Mr. Zimmerman. Other than the public offering that raised approximately $3.4 of net proceeds, we have not generally relied upon other external sources of financing. Although Mr. Zimmerman converted $14.6 million to equity, he is still owed approximately $6.1 million and has ongoing personal guarantees of $6.0 million of bank loans and of property leases. Mr. Zimmerman has also committed to provide up to $3 million during 2005 to fund deficits in operating cash flow. While Mr. Zimmerman has indicated that he will continue the guarantees indefinitely, his failure to continue these guarantees will cause the loans and leases to default and thus materially harm our financial position if we were unable to renegotiate acceptable terms.

WE WILL NEED ADDITIONAL CAPITAL TO IMPLEMENT OUR LONG TERM PLANS.

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

ALL OF OUR OPERATIONS ARE IN SOUTH FLORIDA, LEAVING US VULNERABLE TO EVENTS SPECIFIC TO THIS REGION.

         All of our 99 Cent Stuff Stores are currently located in south Florida, although we intend to open one or more stores in 2005 in central Florida. Accordingly, our results of operations and financial condition largely depend upon trends in the south Florida economy. Although this region's economy has remained strong, this trend may not continue and retail spending could decline in the future. At times, natural disasters such as hurricanes and other events have disrupted the local economy. These events could also pose physical risks to our properties.

BECAUSE ALL OF OUR STORES RELY ON A SINGLE DISTRIBUTION CENTER, ANY DISRUPTION COULD REDUCE OUR NET SALES.

         We currently rely on a single distribution center in Medley, Florida. Any natural disaster or other serious disruption to this distribution center due to fire, hurricane or any other cause could damage a significant portion of our inventory and could materially impair both our ability to adequately stock our stores and our sales and profitability, particularly because much of our merchandise consists of closeouts and other irreplaceable products.

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

         Although we believe our relationships with our suppliers are good, we do not have any written agreements with any supplier. As a result, we must continuously seek out buying opportunities from our existing suppliers and from new sources. We compete for these opportunities with other wholesalers and retailers, value, discount and deep-discount chains, mass merchandisers, food markets, drug chains, club stores and various privately-held companies and individuals. One of our suppliers provided approximately 25% of our total purchases in 2004. Although we do not depend on this or any other single supplier or group of suppliers, a disruption in the availability of merchandise at attractive prices could impair our business.

WE RELY HEAVILY ON RAYMOND ZIMMERMAN AND THE LOSS OF HIM WILL DAMAGE OUR OPERATIONS.

         Our success depends substantially on Raymond Zimmerman, our Chairman and Chief Executive Officer. Mr. Zimmerman has provided our strategic direction and financial support since our inception. We do not maintain key person life insurance on him.

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

WE ARE CONTROLLED BY OUR PRIMARY SHAREHOLDER. HIS INTERESTS MAY CONFLICT WITH YOUR INTERESTS.

         Raymond Zimmerman and his family beneficially own approximately 81% of our outstanding common stock. For as long as Mr. Zimmerman and his family continue to own shares of common stock representing more than 50% of the voting power of our common stock, he will be able to direct the election of all of the members of our board of directors and determine the outcome of all matters submitted to a vote of our shareholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. Mr. Zimmerman will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to him but not to other shareholders. Mr. Zimmerman's interests may be different from the interests of the other shareholders. This could limit the voting and other rights of our other shareholders and could depress the market price of our common stock.

OUR FINANCIAL RELIANCE ON OUR PRIMARY SHAREHOLDER MAY ACT AS AN IMPEDIMENT TO A CHANGE OF CONTROL.

         We owe Raymond Zimmerman approximately $6.1 million for advances he has made. Approximately $5.0 million of this amount is convertible into common stock at $5.00 per share. He is also the guarantor on our bank loans and property leases. Mr. Zimmerman's ability to cancel his guarantees could act as an impediment to a change of control of the company at such time as Mr. Zimmerman would beneficially own less than a majority of the outstanding common stock.

THERE IS A LIMITED MARKET FOR OUR COMMON  STOCK.

         Our common stock has historically traded on a limited basis. If we are not able to develop an active public trading market for the shares, investors may have limited liquidity and may be forced to hold the shares for an indefinite period of time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under the bank facility are based on variable rates. If the prime rate were to increase 1.0% in 2005 as compared to the rate at December 31, 2004, our interest expense for 2005 would increase $0.1 million based on the outstanding balance at December 31, 2004. We do not hold any derivative instruments and do not engage in hedging activities.

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


         During iVideoNow's two fiscal years ended December 31, 2002, the subsequent interim periods ending March 31, 2003 and June 30, 2003, and during the period July 1, 2003 through September 16, 2003, there were no disagreements between Caldwell Becker and iVideoNow on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Caldwell Becker's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

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

ITEM 9B. OTHER INFORMATION

         There is no other information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2004 that we did not report.

                                    PART III

         Because we will file a Proxy Statement within 120 days after the end of the fiscal year ending December 31, 2004, this Annual Report on Form 10-K omits certain information required by Part III and incorporates by reference certain information included in the Proxy Statement.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information about our executive officers and directors and all other matters required to be disclosed in Item 10 appears under "Election of Directors" in the Proxy Statement. That portion of the Proxy Statement is hereby incorporated by reference.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appears under "Section 16(a) Beneficial Ownership Reporting Compliance" in the "Election of Directors" section of the Proxy Statement and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         Information about compensation of our named executive officers appears under "Executive Compensation" in the "Election of Directors" section of the Proxy Statement and is hereby incorporated by reference. Information about compensation of our directors appears under "Director Compensation" in the "Election of Directors" section of the Proxy Statement and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         Information about security ownership of certain beneficial owners and management appears under "Security Ownership of Directors and Executive Officers" in the "Election of Directors" section of the Proxy Statement and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information about certain relationships and related transactions appears under "Certain Relationships and Related Transactions in the "Election of Directors" section of the Proxy Statement and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

         Information about the fees and services of our principal accountants appears under "Audit Committee Report" and "Fees of Independent Auditors" in the "Ratification of Appointment of Independent Public Accountants" section of the Proxy Statement and is hereby incorporated by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

         1.       Consolidated Financial Statements:

         2.       Financial Statement Schedules:

         3.       Exhibits:

Exhibit Number   Exhibit Description
--------------   ---------------------------------------------------------------

2.1*             Agreement between iVideoNow, Inc. and 99 Cent Stuff, LLC dated as of July 1, 2003
3.1(1)           Articles of Incorporation
3.2(2)           Amendment to Articles of Incorporation
3.3(3)           Bylaws
3.4(6)           Articles of Incorporation (Florida)
4.2(6)           Warrant Agreement
4.3(4)           Underwriter's Unit Purchase Option
10.1(4)          2003 Equity Incentive Plan
10.2(4)          Lease for Beacon Warehouse
16.1(5)          Letter re Change in Certifying Accountants
31.1             Certification by the Chief Executive Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002
31.2             Certification by the Chief Financial Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002
32.1             Certification of CEO and CFO pursuant to 18 U.S.C. Section
                 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002
--------------

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

None

Note: Copies of each Exhibit to this Form 10-K are available upon request.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            99 CENT STUFF, INC.

                                            By: /s/ Raymond Zimmerman
                                                ---------------------------
                                                Raymond Zimmerman, Chairman

                                            Date: March 30, 2005


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

      SIGNATURE                    TITLE                            DATE
---------------------     -------------------------            --------------

/s/ Raymond Zimmerman     Chairman of the Board and            March 30, 2005
---------------------     Chief Executive Officer
Raymond Zimmerman

/s/ Barry Bilmes          Chief Financial Officer and          March 30, 2005
----------------          Principal Accounting Officer
Barry Bilmes

/s/ Kevin Keating         Director                             March 30, 2005
-----------------
Kevin Keating

/s/ Leonard Florence      Director                             March 30, 2005
--------------------
Leonard Florence

/s/ Nathan Light          Director                             March 30, 2005
----------------
Nathan Light

                               99 CENT STUFF, LLC

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

Report of Independent Registered Public Accounting Firm.....................F-2

Consolidated Financial Statements:

   Consolidated Balance Sheets at December 31, 2004 and 2003 ...............F-3

   Consolidated Statements of Operations for
   the years ended December 31, 2004, 2003 and 2002 ........................F-4

   Consolidated Statements of Changes in Shareholders' Equity (Deficit)
   for the Years Ended December 31, 2004, 2003 and 2002.....................F-5

   Consolidated Statements of Cash Flows for the years ended
   December 31, 2004, 2003 and 2002 ........................................F-6

Notes to Consolidated Financial Statements..................................F-7

                       [LETTERHEAD OF Daszkal Bolton LLP]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors and Shareholders
99 Cent Stuff, Inc. and Subsidiary

We have audited the accompanying balance sheets of 99 Cent Stuff, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 99 Cent Stuff, Inc. at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Daszkal Bolton LLP
----------------------

Boca Raton, Florida
February 16, 2005, except for
Note 8, which is dated
March 29, 2005

99 CENT STUFF, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
(AMOUNTS IN THOUSANDS)
================================================================================

                                     ASSETS

                                                           2004          2003
                                                         --------      --------
   Current assets:
     Cash                                                $     --      $     26
     Inventory                                              3,771         2,531
     Prepaid expenses and other assets                        467           427
                                                         --------      --------
           Total current assets                             4,238         2,984
                                                         --------      --------

   Property and equipment, net                              3,396         2,607
                                                         --------      --------

   Other assets:
     Security deposits                                        171           141
                                                         --------      --------

           Total assets                                  $  7,805      $  5,732
                                                         ========      ========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

   Current liabilities:
     Lines of credit                                     $  5,798      $     --
     Cash overdraft                                           115            --
     Accounts payable                                       3,698         2,494
     Accrued expenses                                         468           737
                                                         --------      --------
           Total current liabilities                       10,079         3,231
                                                         --------      --------

   Long term liabilities:
     Accounts payable and accrued expenses,
        related party                                       6,059         4,922
     Lines of credit                                           --         5,648
                                                         --------      --------
           Total long term liabilities                      6,059        10,570
                                                         --------      --------

           Total liabilities                               16,138        13,801
                                                         --------      --------

   Commitments and Contingencies

   Shareholders' deficit:
     Preferred stock, $.01 par value, 5,000,000
        shares authorized, -0- issued and outstanding          --            --
     Common stock, $.001 par value, 50,000,000
        shares authorized 5,833,950 and 5,066,000
        issued and outstanding                                  6             5
     Additional paid-in capital                            (3,947)       (7,240)
     Accumulated deficit                                   (4,392)         (834)
                                                         --------      --------
           Total shareholders' deficit                     (8,333)       (8,069)
                                                         --------      --------
           Total liabilities and shareholders' deficit   $  7,805      $  5,732
                                                         ========      ========

      See the accompanying notes to the consolidated financial statements.

99 CENT STUFF, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(AMOUNTS IN THOUSANDS)
===============================================================================

                                                               2004          2003          2002
                                                             --------      --------      --------

   Net sales                                                 $ 47,147      $ 39,580      $ 38,661

   Cost of goods sold                                          33,975        28,583        28,683
                                                             --------      --------      --------

   Gross profit                                                13,172        10,997         9,978

   Selling, general and administrative expense                 16,260        13,552        14,035
                                                             --------      --------      --------

   Loss from operations                                        (3,088)       (2,555)       (4,057)
                                                             --------      --------      --------

   Other income (expense):
      Other income                                                 71            55            60
      Interest expense                                           (541)       (1,215)       (1,348)
                                                             --------      --------      --------
           Total other income (expense)                          (470)       (1,160)       (1,288)
                                                             --------      --------      --------

   Net loss                                                  $ (3,558)     $ (3,715)     $ (5,345)
                                                             ========      ========      ========

   Loss per share:
      Net loss per share, basic and diluted                  $  (0.62)     $  (0.77)     $  (1.13)

      Weighted average number of common and common
        equivalent shares outstanding - basic and diluted       5,747         4,833         4,750

      See the accompanying notes to the consolidated financial statements.

99 CENT STUFF, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(AMOUNTS IN THOUSANDS)
===============================================================================

                                                            Common Stock
                                                         -------------------
                                                                               Additional
                                                                                 Paid-In    Accumulated
                                                         Shares      Amount      Capital      Deficit       Total
                                                         -------     -------     -------      -------      -------
   Balance, December 31, 2001                              4,750     $     5     $   656      $    --      $   661

   Net loss (see Note 10)                                     --          --      (5,345)          --           --
                                                         -------     -------     -------      -------      -------

   Balance, December 31, 2002                              4,750     $     5     $(4,689)     $    --      $(4,684)

   Net loss for the period January 1, 2003 through
   September 2, 2003 (see Note 10)                            --          --      (2,881)          --       (2,881)

   Common stock issued in reorganization                     250          --          --           --           --

   Conversion of related party payable                        66          --         330           --          330

   Net loss for the period September 3, 2003 through
   December 31, 2003 (see Note 10)                            --     $    --     $    --      $  (834)     $  (834)
                                                         -------     -------     -------      -------      -------

   Balance, December 31, 2003                              5,066     $     5     $(7,240)     $  (834)     $(8,069)

   Sale of common stock, net of expenses                     767           1       3,293           --        3,294

   Net loss                                                   --          --          --       (3,558)      (3,558)
                                                         -------     -------     -------      -------      -------

   Balance, December 31, 2004                            $ 5,833     $     6     $(3,947)     $(4,392)     $(8,333)
                                                         =======     =======     =======      =======      =======

      See the accompanying notes to the consolidated financial statements.

99 CENT STUFF, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(AMOUNTS IN THOUSANDS)
===============================================================================

                                                               2004          2003          2002
                                                             --------      --------      --------
   Cash flows from operating activities:
      Net loss                                               $ (3,558)     $ (3,715)     $ (5,345)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
         Depreciation and amortization                            974           850           899
         Interest accrued on payables, related party              388         1,053         1,249
         Loss on store closing                                     --            --           150
         (Increase) decrease in:
            Prepaid expenses and other assets                     (40)         (145)          (23)
            Inventory                                          (1,240)         (345)        1,199
            Security deposits                                     (30)           26            (1)
            Receivable from former officer                         --            --           175
         Increase (decrease) in:
            Accounts payable                                    1,204          (102)         (821)
            Accrued expenses                                     (269)          141           402
                                                             --------      --------      --------
   Net cash used in operating activities                       (2,571)       (2,237)       (2,116)
                                                             --------      --------      --------

   Cash flows used in investing activities:
      Purchase of property and equipment                       (1,763)         (275)         (256)
                                                             --------      --------      --------

   Cash flows from financing activities:
      Increase in accounts payable and accrued expenses,
         related party                                            750           523         1,956
      Increase (decrease) in cash overdraft                       115          (433)          116
      Borrowings under lines of credit                         16,102        17,347        15,865
      Repayments under lines of credit                        (15,952)      (14,899)      (15,565)
      Sale of common stock, net of expenses                     3,293            --            --
                                                             --------      --------      --------
   Net cash provided by financing activities                    4,308         2,538         2,372
                                                             --------      --------      --------

   Net increase (decrease) in cash                                (26)           26            --

   Cash at beginning of year                                       26            --            --
                                                             --------      --------      --------

   Cash at end of year                                       $     --      $     26      $     --
                                                             ========      ========      ========

   Supplemental cash flow information:
      Interest paid                                          $    139      $    145      $    104
                                                             ========      ========      ========

   Non-cash transactions
      Conversion of related party payable to equity          $     --      $    330      $     --
                                                             ========      ========      ========

      See the accompanying notes to the consolidated financial statements.

99 CENT STUFF, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS)
================================================================================

NOTE 1 - DESCRIPTION OF BUSINESS
--------------------------------

99 Cent Stuff, Inc. (the "Company") was originally organized under the laws of the State of Delaware on June 28, 1999 as a limited liability company. In September 2003, the Company merged with a public shell, iVideoNow, Inc., and became a C Corporation. The Company is a specialty, single-priced retailer that primarily targets individuals and small businesses with one-stop shopping for food, produce, consumable hard lines, health and beauty aids, novelty and impulse items. The Company was operating retail outlets in fifteen locations at December 31, 2004 and eleven locations at December 31, 2003 and 2002. The locations are separately incorporated as limited liability companies and are wholly owned by the Company. All of the stores are in southeast Florida.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Company considers all investments with original maturities of three months or less and credit and debit card receivables to be cash equivalents. At December 31, 2004 and 2003, the total credit and debit card receivables were $59 and $53, respectively.

Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments consist mainly of cash, short-term payables, borrowings under a line of credit and notes payable. The Company believes that the carrying amounts approximate fair value, due to their short-term maturities and current interest rates.

Inventory
---------

Inventory is stated at the lower of average cost or market, with cost determined on a first-in, first-out (FIFO) basis, and consists primarily of merchandise held for resale. The Company provides an allowance for certain merchandise that may become obsolete, damaged, or slow moving. At December 31, 2004 and 2004, the allowances for these items were $5 and $50, respectively.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation on property and equipment is computed using the straight-line method. The following estimated lives have been used for financial statement purposes:

               Category                           Lives
     ---------------------------------          ---------
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Income Taxes
------------

Prior to the merger with iVideoNow, Inc. on September 3, 2003 the Company was a limited liability company. As an LLC, the Company was treated as a partnership for Federal and State income tax purposes. Members were taxed separately on their distributive share of the Partnership's income whether or not that income was actually distributed. Upon the completion of the merger, the Company became a C Corporation.

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

Advertising Costs
-----------------

Advertising and sales promotion costs are expensed as incurred. Advertising expense totaled $27, $6 and $13 for the years ended December 31, 2004, 2003 and 2002, respectively.

Revenue Recognition
-------------------

Revenue is recognized at the point of sale.

Pre-Opening Costs
-----------------

The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

Operating Segments
------------------

The Company has one business segment, retail operations. The majority of the product offerings include recognized brand-name consumable merchandise, regularly available for reorder. The Company had no customers representing more than 10 percent of net sales. Substantially all of the Company's net sales were to customers located in the United States.

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

Impairment of Long-Lived Assets
-------------------------------

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment losses were recorded during the periods ended December 31, 2004, 2003 and 2002.

99 CENT STUFF, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS)
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Stock Options
-------------

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the Stock-Based compensation. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's Statement of Operations, because Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to the Company's employees SFAS No. 123 pro forma numbers are as follows for the fiscal year periods ended December 31, 2004:

                                              2004
                                           ----------

               Net loss
                    As reported            $  (3,558)
                                           =========
                    Pro forma              $  (3,625)
                                           =========
               Earnings per share
                    As reported            $   (0.62)
                                           =========
                    Pro forma              $   (0.63)
                                           =========

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities
(VIE)," (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN No. 46R did not have a material impact on the Company's financial position, results of operations or cash flows as the Company does not have any VIEs.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired.

99 CENT STUFF, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS)
================================================================================

In September 2004, the FASB issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. The adoption of the disclosure provisions of EITF 03-01 did not have a material effect on the Company's results of operations or financial condition.

In November 2004, the FASB issued SFAS 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4 . The Statement amends the guidance of ARB No. 43, Chapter 4, Inventory Pricing , by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. It does not appear that this Statement will have a material effect on the financial position, operations or cash flows of the Company when it becomes effective in 2006.

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the potential impact that the adoption of SFAS 123R will have on its consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets--an amendment of APB Opinion No. 29". This Statement amended APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact upon the Company's financial position, results of operations or cash flows.

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following at December 31, 2004 and 2003:

                                                          2004         2003
                                                         -------     -------

     Computer equipment                                  $   759     $   516
     Furniture, fixtures and equipment                     4,523       3,621
     Leasehold improvements                                2,028       1,410
                                                         -------     -------
        Total property and equipment                       7,310       5,547
        Less: accumulated depreciation and amortization   (3,914)     (2,940)
                                                         -------     -------
        Net property and equipment                       $ 3,396     $ 2,607
                                                         =======     =======

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $974, $850 and $899, respectively.

99 CENT STUFF, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS)
================================================================================

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

At December 31, 2004 and 2003, the Company was indebted to a shareholder in the amount of $6,059 and $4,922 respectively, for funds advanced to the Company. On December 1, 2003, this indebtedness was converted into a note payable, due December 1, 2006 and bears interest at the prime rate (5.25% at December 31, 2004). As of December 31, 2004, 2003 and 2002, interest expense of $229, $1,053 and $1,134 was accrued and included in this indebtedness to the shareholder. Included in the amount owing to a shareholder is $5,005, which is convertible into Common Stock at the $5.20 per share offering price as stated in the S-1 registration statement filed with the SEC on December 1, 2003.

A shareholder of the Company is the guarantor on several of the lease agreements for warehouse and retail facilities (Note 5), and also for the lines of credit and letters of credit (Note 6). As of December 31, 2004, 2003 and 2002, interest expense of $153, $134 and $115 was accrued for the shareholder's personal guaranty of these obligations and is included in accounts payable and accrued expenses, related party on the accompanying consolidated balance sheets.

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

NOTE 5 - LEASE COMMITMENTS
--------------------------

The Company leases its retail and warehouse facilities under long-term operating lease agreements. Rent expense for all operating leases was $2,753, $2,392 and $2,371 for the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, future minimum lease payments for these leases are as follows:

              Year Ending December 31,
            ----------------------------
                      2005                               $  2,833
                      2006                                  2,654
                      2007                                  2,630
                      2008                                  2,109
                      2009                                  1,775
                   Thereafter                               4,245
                                                         --------
            Total minimum lease payments                 $ 16,246
                                                         ========

NOTE 6 - CREDIT FACILITIES
--------------------------

At December 31, 2004 and 2003, the Company has a $3,500, $2,000 and a $500 revolving line of credit with a financial institution that requires quarterly interest payments at the bank's prime rate minus one percent (4.25% and 3.00% at December 31, 2004 and 2003, respectively). The lines are secured by a personal guaranty of a shareholder of the Company and are due June 30, 2005. The shareholder is compensated 2% per annum of the total amount available under the line of credit for the personal guaranty. At December 31, 2004 and 2003, the Company owed $5,798 and $5,648, respectively on its revolving lines of credit.

At December 31, 2004 and 2003, the Company had outstanding irrevocable letters of credit approximating $230 and $102, respectively. These letters of credit, which have terms of three months to one year, collateralize the Company's

99 CENT STUFF, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS)
================================================================================

obligation to third parties for the purchase of goods or services. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks, usually 1 to 1.5% of the credit issued.

NOTE 7 - LEGAL MATTERS
----------------------

The Company is involved in various claims and lawsuits arising in the normal course of business. Management believes that any financial responsibility that may be incurred in settlement of such claims and lawsuits are not material to the Company's financial position.

Winn-Dixie Stores v. 99 Cent Stuff -Trail Plaza LLC and Metropolitan Life Insurance Company (Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida). In June 2000, Winn-Dixie Stores filed for an injunction seeking to limit the sale of grocery items to 500 square feet in the Trail Plaza store. No damages were sought. As a result of an injunction and other motions granted in 2002, the Company must limit the sales of grocery items to 500 linear feet. This restriction has negatively impacted the sales and profitability of this store. In 2003, the Company was found in contempt of the injunction and Winn Dixie sought damages and payment of legal fees. On October 16, 2003, the Company settled the contempt charges for $175 and this amount was paid in November 2003.

NOTE 8 - FINANCIAL ANALYSIS AND LIQUIDITY
-----------------------------------------

         At December 31, 2004, the Company had negative working capital of $5.8 million, primarily due to the existing bank loans being due in 2005. At that date the Company had no cash and $0.2 million in borrowing availability. Capital requirements result primarily from purchases of inventory, expenses related to new store openings and working capital requirements for new and existing stores. The Company takes advantage of closeout and other special-situation opportunities, which frequently result in volume purchases requirements, and as a consequence, cash requirements are not constant or predictable during the year and can be affected by the timing and size of the purchases.

         At December 31, 2004, approximately $0.2 million was available under the Company's lines of credit. In February and March 2004, the Company paid down the lines by approximately $3.4 million from the proceeds of the public offering, but over the remainder of the year an additional $3.6 million was borrowed to fund expansion and operations. In March 2005, the bank agreed to extend the maturity of the loans from June 2005 to June 2007. In addition, Mr. Zimmerman has personally guaranteed to fund the Company up to an additional $3.0 million during 2005 for any operating income shortfalls.

         If the Company fails to achieve positive cash flows from operations, it is possible that the Company may be required to raise additional financing in some future period through public or private financings, strategic relationships or other arrangements. A decrease in operating cash flow from current levels would greatly reduce the availability of funds and would force the Company to obtain additional capital. The Company may not be able to raise additional funds when needed, or on acceptable terms, or at all. Also, any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. The Company's management believes that extension on the line of credit and guarantee by Mr. Zimmerman, together with improvements in expected operating results, will be sufficient to meet operating and capital needs for at least the next 12 months.

NOTE 9 - RECLASSIFICATIONS
--------------------------

Certain amounts in the accompanying consolidated financial statements as of December 31, 2003 and 2002 have been reclassified to conform with the current year presentation, with no effect on reported net loss.

99 CENT STUFF, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS)
================================================================================

NOTE 10 - MERGER AGREEMENTS AND SHAREHOLDERS' EQUITY RECAPITALIZATION
---------------------------------------------------------------------

On July 1, 2003 a majority of the shareholders of iVideoNow, Inc. approved an Agreement and Plan of Reorganization (the "Reorganization Agreement") between iVideoNow, Inc. and 99 Cent Stuff, LLC, whereby iVideoNow, Inc. issued 4,750,000 shares of its common stock and warrants to purchase 5 million shares of common stock at an exercise price of $.001 per share (reflective of the 1 to 30 and the 1 to 4 reverse stock split on September 15, 2003) exercisable only in the event Keating Investments LLC does not arrange for at least $3 million of equity financing on terms reasonable acceptable to 99 Cent Stuff, LLC ("LLC") by December 31, 2003, in exchange for all the outstanding membership interests of the LLC (the "Merger Agreement"). The offering was completed in March 2004 resulting in net proceeds of $3,400 and the Company waived its rights to the warrants. For accounting purposes, the share exchange was treated as a recapitalization of the companies. The value of the net assets of the Companies after the share exchange was completed is the same as their historic book value.

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

NOTE 11 - EARNINGS PER SHARE
----------------------------

Basic net earnings (loss) per common share are computed by dividing net earnings
(loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents consisting of 98,000 options. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

NOTE 12 - STOCK OPTION PLAN
---------------------------

In November 2003, the Company established a nonqualified and incentive stock option plan. The plan provides for the issuance of a maximum of 250 shares of common stock to officers, directors and consultants and other key employees. Under the terms of the plan, the options expire after 10 years, as long as the employee remains employed with the Company. The employee option grants provide that the option will be canceled ninety days after an employee leaves employment with the Company. The following is a summary of option activity for the years ended December 31, 2004 and 2003.

99 CENT STUFF, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS)
================================================================================

                                                               WEIGHTED-AVERAGE
                                                  NUMBER OF     EXERCISE PRICE
                                                    SHARES    (NOT IN THOUSANDS)
                                                  ---------   ------------------
    Outstanding at January 1, 2003                    --                  --
    Granted                                           92      $         5.00
    Exercised                                         --                  --
    Forfeited                                         --                  --
    Outstanding at December 31, 2003                  92      $         5.00
    Granted                                           26      $ 5.00 to 5.85
    Exercised                                         --                  --
    Forfeited                                        (20)                 --
                                                   -----      --------------
    Outstanding at December 31, 2004                  98      $ 5.00 to 5.85
                                                   =====      ==============
    Exercisable at December 31, 2004                  --
                                                   =====
    Available for issuance at December 31, 2004      152
                                                   =====

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

            Risk free interest rate                            5.0%
            Expected dividends                                 0.0%
            Volatility factor                                 0.302
            Weighted average expected Life of Options            10

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

NOTE 13 - PROVISION FOR INCOME TAXES
------------------------------------

The Company's evaluation of the tax benefit of its net operating loss carryforward is presented in the following table for the year ended December 31, 2004 and the period from September 3, 2003 (date of conversion from an LLC to a C-corporation) to December 31, 2003. The members of the 99 Cent Stuff, LLC reported the losses of $980 for the period January 1, 2003 to September 2, 2003 (prior to the conversion to a C-corporation). At December 31, the tax amounts have been calculated using the 34% federal and 5.5% state income tax rates.

                                                    2004            2003
                                                 ---------        --------
     Income tax (benefit) consists of:
          Current                                $      --        $     --
          Deferred                                      --              --
                                                 ---------        --------
     Provision (benefit) for income taxes        $      --        $     --
                                                 =========        ========

Reconciliation of the federal statutory income tax rate to the Company's effective tax rate is as follows:

99 CENT STUFF, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS)
================================================================================

                                                               2004       2003
                                                             -------    -------
     Taxes computed at combined federal and state tax rate   $(1,210)   $(1,263)
     Non-deductible expenses                                       1        980
     State income taxes, net of federal income tax benefit      (129)       (30)
     Increase (decrease) in deferred tax asset
       valuation allowance                                     1,338        313
                                                             -------    -------
          Provision (benefit) for income taxes               $    --    $    --
                                                             =======    =======

The components of the deferred tax asset were as follows at December 31:

                                                    2004         2003
                                                  -------      -------
     Deferred tax assets:
          Net operating loss carryforward         $ 1,234      $   209
          Depreciation                                (38)          33
          Accrued expenses                            140           52
          Inventory reserve                             2           19
                                                  -------      -------
     Total deferred tax assets                      1,338          313
                                                  -------      -------

     Valuation allowance:
          Beginning of year                          (313)          --
          Decrease (increase) during the year      (1,025)        (313)
                                                  -------      -------
          Ending balance                           (1,338)        (313)
                                                  -------      -------
     Net deferred taxes                           $    --      $    --
                                                  =======      =======

As of December 31, 2004, the Company had an unused net operating loss carryforward of approximately $3,834 available for use on its future corporate income tax returns. This net operating loss carryforward expires beginning in December 2023. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company's net operation loss and credit carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

NOTE 14 - CONCENTRATIONS
------------------------

In 2004, 2003 and 2002, one supplier provided approximately 25% of total purchases.