Form 10-Q
period 2005-03-31
99 CENT STUFF INC
filed 2005-05-06
CIK 1176435

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Under Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For Quarterly Period Ended: March 31, 2005

                         Commission File Number: 0-26351

                               99 CENT STUFF, INC.
             (Exact name of registrant as specified in its charter)


               Florida                                  20-0233210
   -------------------------------                  ------------------
   (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                  Identification No.)


1801 Clint Moore Road Boca Raton, Florida                  33487
----------------------------------------                -----------
 Address of principal executive offices)                 (Zip Code)


                                 (561) 999-9815
                           ---------------------------
                           (Issuer's Telephone Number)


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

The number of shares of the registrant's common stock issued and outstanding, as of April 30, 2005, was 5,833,950 shares.

                               99 CENT STUFF, INC.
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED MARCH 31, 2005

                                      INDEX

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements

Consolidated Balance Sheet (Unaudited) at March 31, 2005 .................  3

Consolidated Statements of Operations (Unaudited)
  For the Three Ended March 31, 2005 and 2004 ............................  4

Consolidated Statement of Shareholders' (Deficit)
  For the Three Months Ended March 31, 2005 ..............................  5

Consolidated Statements of Cash Flows (Unaudited)
  For the Three Months Ended March 31, 2005 and 2004 .....................  6

Notes to Consolidated Financial Statements (Unaudited) ...................  7

Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations ................  10

Item 3 - Control and Procedures ..........................................  13

PART II - OTHER INFORMATION
      Item 1 - Legal Proceedings .......................................... 13

      Item 2 - Changes in Securities and Use of Proceeds .................. 13

      Item 4 - Submission of Matters to a Vote of Security Holders ........ 14

      Item 6 - Exhibits and Reports on Form 8-K ........................... 14

      Signatures .......................................................... 15

      Certifications ...................................................... 16

                          PART I FINANCIAL INFORMATION


Item 1. Financial Statements

                               99 Cent Stuff, Inc.
                                  Balance Sheet
                    (Amount in Thousands, Except Share Data)

                                                                         MARCH 31,     DECEMBER 31,
                                                                           2005           2004
                                                                         --------       --------
                                                                        (Unaudited)
Current assets:
       Cash                                                              $     --       $     --
       Inventory                                                            3,953          3,771
       Prepaid expenses and other assets                                      579            467
                                                                         --------       --------
                        Total current assets                                4,532          4,238
                                                                         --------       --------
Property and equipment, net                                                 3,569          3,396
                                                                         --------       --------
Other assets:
       Security deposits                                                      174            171
                                                                         --------       --------
                        Total assets                                     $  8,275       $  7,805
                                                                         ========       ========


Current liabilities:
       Lines of credit                                                   $  5,523       $  5,798
       Cash overdraft                                                         337            115
       Accounts payable                                                     4,193          3,698
       Accrued expenses                                                       599            468
                                                                         --------       --------
                        Total current liabilities                          10,652         10,079

Long term liabilities:
       Accounts payable and accrued expenses, related party                 7,193          6,059
                                                                         --------       --------

                        Total Liabilities                                  17,845         16,138
                                                                         --------       --------
Shareholders' Equity:
       Preferred Stock, .01 par value, 5,000,000 shares authorized,
       -0- shares issued and outstanding                                       --             --
       Common Stock, $.001 par value, 50,000,000 shares authorized,
       5,833,950 shares issued and outstanding at March 31, 2005
       and December 31, 2004                                                    6              6
       Additional paid-in capital                                          (3,947)        (3,947)
       Accumulated deficit                                                 (5,629)        (4,392)
                                                                         --------       --------
                        Total shareholders' equity                         (9,570)        (8,333)
                                                                         --------       --------

                        Total liabilities and shareholders' equity       $  8,275       $  7,805
                                                                         ========       ========

  See the accompanying notes to the condensed consolidated financial statements


Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                               99 Cent Stuff, Inc
                             Statement of Operations
               For the Three Months Ended March 31, 2005 and 2004
             (Amounts in Thousands, Except Share and Per Share Data)
                                   (Unaudited)

                                                                     Three Months Ended March 31,
                                                                      2005                2004
                                                                    --------            --------
          Net sales                                                 $ 13,485            $ 10,787

          Cost of goods sold                                           9,591               7,790
                                                                    --------            --------

          Gross profit                                                 3,894               2,997

          Selling, general and administrative expenses                 4,940               3,566
                                                                    --------            --------

          Loss from operations                                        (1,046)               (569)
                                                                    --------            --------

          Other income (expense):
              Other income                                                17                  11
              Interest expense                                          (208)               (146)
                                                                    --------            --------
                     Total other income (expense)                       (191)               (135)
                                                                    --------            --------

          Loss before provision for income taxes                      (1,237)               (704)

          Provision for Income Taxes                                      --                  --
                                                                    --------            --------

          Net loss                                                  $ (1,237)           $   (704)
                                                                    ========            ========

          Net loss per share, basic and diluted                     $  (0.21)           $  (0.13)
                                                                    ========            ========

          Weighted average number of common and
              common equivalent shares outstanding -
              basic and diluted                                        5,834               5,487
                                                                    ========            ========


  See the accompanying notes to the condensed consolidated financial statements

                               99 Cent Stuff, Inc.
               Consolidated Statements of Shareholders' (Deficit)
 For the Year Ended December 31, 2004 and the Three Months Ended March 31, 2005
                              (Amount in Thousands)

                                                                 Common Stock
                                                         -----------------------------
                                                                                     Additional
                                                                                      Capital        Accumulated
                                                           Shares        Amount        Paid-In         (Deficit)        Total
                                                         ---------      --------       --------         --------       --------
Balance, December 31, 2004                                   5,834      $      6       $ (3,947)        $ (4,392)      $ (8,333)

Net loss for the three months ended March 31, 2005                                                        (1,237)        (1,237)

                                                         ---------      --------       --------         --------       --------
Balance, March 31, 2005                                      5,834      $      6       $ (3,947)        $ (5,629)      $ (9,570)
                                                         =========      ========       ========         ========       ========




























See the accompanying notes to the condensed consolidated financial statements

                               99 Cent Stuff, Inc.
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2005 and 2004
                             (Amounts in Thousands)
                                   (Unaudited)


                                                                                       March 31,
                                                                                  2005          2004
                                                                                 -------      -------
     Cash flows from operating activities:
                   Net loss                                                      $(1,237)     $  (704)
                   Adjustments to reconcile net loss to net cash
                     used in operating activities:
                               Depreciation and amortization                         316          219
                               Interest accrued on payables, related party           134           94
                               (Increase) decrease in:
                                           Prepaid expenses and other assets        (112)         146
                                           Inventory                                (182)        (543)
                                           Security deposits                          (3)          --
                               Increase (decrease) in:
                                           Accounts payable                          495          163
                                           Accrued expenses                          131         (251)
                                                                                 -------      -------
     Net cash used in operating activities                                          (458)        (876)
                                                                                 -------      -------

     Cash flows used in investing activities:
                   Purchase of property and equipment                               (489)        (167)
                                                                                 -------      -------

     Cash flows from financing activities:
                   Increase in accounts payable and accrued expenses,
                               related party                                       1,000           --
                   Change in cash overdraft                                          222          198
                   Borrowings under lines of credit                                2,325        4,553
                   Repayments under lines of credit                               (2,600)      (7,028)
                   Sale of common stock, net of expenses                              --        3,294
                                                                                 -------      -------
     Net cash provided by financing activities                                       947        1,017
                                                                                 -------      -------

     Net increase (decrease) in cash                                                  --          (26)

     Cash at beginning of year                                                        --           --
                                                                                 -------      -------

     Cash at end of year                                                         $    --      $   (26)
                                                                                 =======      =======


     Supplemental cash flow information:
                               Interest paid                                     $   118      $    61
                                                                                 =======      =======






See the accompanying notes to the condensed consolidated financial statements

99 CENT STUFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 1 - DESCRIPTION OF BUSINESS

99 Cent Stuff LLC (the "Company") was organized under the laws of the State of Delaware on September 28, 1999 as a limited liability company. In September 2003, the Company merged with a public shell, iVideoNow, Inc., and became a C corporation. The Company is a specialty, single-priced retailer that primarily targets individuals and small businesses with one-stop shopping for food, produce, consumable hard lines, health and beauty aids, novelty and impulse items. The Company was operating retail outlets at 16 locations at March 31,2005. The locations are separately incorporated as limited liability companies and are wholly owned by the Company. All of the stores are in southeast Florida. The Company's ability to provide quality merchandise at the 99 cents price point is subject to certain economic factors, which are beyond the Company's control, including inflation. Inflation could have a material adverse effect on the Company's business and results of operations, especially given the constraints on the Company to pass on any incremental costs due to price increases or other factors. A sustained trend of significant inflationary pressure could require the Company to abandon its single price point of 99 cents per item, which could have a material adverse effect on the Company's business and results of operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less and credit and debit card receivables to be cash equivalents.

Inventory

Inventory is stated at the lower of average cost or market, with cost determined on a first-in, first-out (FIFO) basis, and consists of merchandise held for resale. The Company provides an allowance for certain merchandise that may become totally obsolete or damaged. At March 31, 2005 and December 31, 2004, the allowance for these items was $5.

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

99 CENT STUFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


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

Earnings Per Share

Basic net earnings (loss) per common share are computed by dividing net earnings(loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

NOTE 3 - RELATED PARTY TRANSACTIONS

At March 31, 2005 and December 31, 2004, the Company had a long-term note payable of $7,193 and $6,059, respectively, for funds advanced from a shareholder of the Company. The note is due December 31, 2006 and bears interest at the prime rate (5.75% at March 31, 2005). Included in the amount owing to a shareholder is $5,005, which is convertible into common stock at the option of the holder at a conversion price equal to $5.00 per share.

NOTE 4 - CREDIT FACILITIES

At March 31, 2005, the Company had a $3,500, $2,000 and a $500 revolving line of credit with a financial institution that requires quarterly interest payments at the bank's prime rate minus one percent (4.75% at March 31, 2005). The line is secured by a personal guarantee of a shareholder of the Company and is due June 30, 2005. The shareholder is compensated 2% per annum of the total amount available under the line of credit for the personal guaranty of this facility. At March 31, 2005, the Company owed $5,523 on its revolving lines of credit. In March 2005, the bank agreed to extend the maturity of the lines of credit from June 2005 to June 2007.

99 CENT STUFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


At March 31, 2005, the Company had outstanding irrevocable letters of credit approximating $230. These letters of credit have terms of three months to one year and collateralize the Company's obligation to third parties for the purchase of goods or services. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks, usually 1 to 1.5% of the credit issued.

NOTE 5 - CONTINGENCIES

The Company is involved in various claims and lawsuits arising in the normal course of business. Management believes that any financial responsibility that may be incurred in settlement of such claims and lawsuits are not material to the Company's financial position.

NOTE  6 - FINANCIAL ANALYSIS AND LIQUIDITY

As of March 31, 2005, the Company had a working capital deficit of $6,100 and negative net worth of $9,570. From inception on September 28, 1999 to February 2004, the Company was principally funded from loans and capital contributions provided by the principal shareholder and by bank loans personally guaranteed by the principal shareholder. Capital requirements result primarily from purchases of inventory, expenses related to new store openings and working capital requirements for new and existing stores. The Company takes advantage of closeouts and other special-situation inventory purchasing opportunities, and as a consequence, cash requirements are not constant or predictable during the year and can be affected by the timing and size of the inventory purchases. The Company had negative cash flow from operations during the three months ended March 31, 2005.

The Company utilized the offering proceeds and advances from its principal shareholder primarily for opening new stores, increasing inventory and to fund cash-flow deficits from operations. It is possible that the Company may be required to raise additional financing in some future period through public or private financings, strategic relationships or other arrangements if the Company is unable to achieve increased operating margins. A decrease in operating cash flow from current levels would greatly reduce the availability of funds and would force the Company to obtain additional capital. The Company may not be able to raise additional funds when needed, or on acceptable terms, or at all. Also, any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. The Company's management believes that its current working capital financing, commitments from its principal shareholder, together with continuing improvements in operating results, will be sufficient to meet operating and capital needs for the remainder of 2005.

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

         At March 31, 2005, we operated 16 retail stores in south Florida. We opened our first three stores in 1999, five stores in 2000, two stores in 2001 one in 2002 and four in 2004 and one in 2005. In the past, as part of our strategy to expand retail operations, we have opened new stores in close proximity to existing stores so that would be more efficient in distribution, marketing and branding. We have built corporate and warehouse support staff and systems that we believe can handle up to 25 stores. As a result of our start-up costs, operating costs and these expenses, we have recorded losses since inception.

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

         Inventory: Our accounting for inventory and cost of goods sold requires us to estimate the value of such assets and cost of such assets sold and to continually assess whether such assets are impaired and the cost of goods sold is presented fairly. We believe that at March 31, 2005 no inventory was impaired.

         Further information is provided in Note 2 to the Consolidated Financial Statements.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net sales. Net sales increased $2.7 million, or 25.0%, to $13.5 million for the three months ended March 31, 2005 from $10.8 million for the three months ended March 31, 2004. Same store net sales, for stores open all of both periods, decreased $0.5 million in 2005, or 4.8%, compared to the prior year. The increase in net sales was primarily due to new store openings in the second half of 2004 and January 2005. Of the 4.8% decrease in same store sales, 2.1% is attributable to two less sales days in 2005 (leap year in 2004 and Easter Sunday fell in the first quarter this year and the second quarter last year). The remaining decrease in same store sales was primarily due to our planned strategy to remerchandise our stores with higher margin goods and therefore we decreased inventory shipments to our stores of lower margin items to allow us to effectuate this conversion. We anticipate completing this project by the end of the second quarter and expect to then see the negative trend in some store sales reverse itself. During the 2005 period, approximately 30.8% of our sales were of produce, which has a much higher turnover than other items sold in our stores. We anticipate that sales of produce will decrease as a percentage of net sales due to increased purchasing of higher margin items.

Gross profit. Gross profit, which consists of net sales less cost of goods sold, increased $0.9 million, or 29.9%, to $3.9 million for the three months ended March 31, 2005 from $3.0 million for the three months ended March 31, 2004. As a percentage of net sales, gross profit increased to 28.9% in the 2005 period from 27.8% in 2004 and was primarily attributable to a change in the product mix and cost variations, partially offset by increased sales in produce, which generally has lower margins.

Selling, general and administrative. Selling, general and administrative expenses, or SG&A, which include operating expenses and depreciation and amortization, increased $1.3 million, or 38.5%, to $4.9 million for the three months ended March 31, 2005 from $3.6 million for the three months ended March 31, 2004 and was primarily attributable to increased wages and related benefits of $0.5 million, occupancy costs of $0.5 million, insurance expense of $0.1 million, and depreciation and amortization of $0.1 million.

Operating loss. Operating loss increased $0.4 million, or 83.8%, to $1.0 million for the three months ended March 31, 2005 from $0.6 million for the three months ended March 31, 2004. As a percentage of net sales, operating loss was 7.8% in 2005 and 5.3% in 2004 and the increase is primarily attributable to the items discussed above.

Other (income) expense. Interest expense increased $0.1 million, or 42.5%, to $0.2 million for the three months ended March 31, 2005 from $0.1 million for the three months ended March 31, 2004. The increase is primarily attributable to increased borrowings and higher interest rates. As a percentage of net sales, interest expense increased 0.1%, to 1.5% in 2005 from 1.4% in 2004.

Net loss. As a result of the items discussed above, net loss increased $0.5 million, or 75.7%, to $1.2 million for the three months ended March 31, 2005 from $0.7 million for the three months ended March 31, 2004.

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

         From inception on June 28, 1999 until the first closing of our public offering February 2004, we were funded principally from loans provided by Raymond Zimmerman, our principal shareholder and bank loans personally guaranteed by Mr. Zimmerman, and did not have other external sources of financing. Virtually all of our fixed assets, including fixtures and equipment, were purchased using advances made to 99 Cent Stuff from Mr. Zimmerman. In September 2004, we had utilized all of the proceeds of the offering and borrowed $0.5 million from Mr. Zimmerman to fund fourth quarter growth. In November 2004 we borrowed an additional $250,000, $0.5 million in January 2005 and $0.5 million in April 2005. These amounts bear interest at the prime rate plus 2% and are payable on January 1, 2007.

         At March 31, 2005, we had negative working capital of $6.1 million, primarily due to the existing bank loans being due in 2005. At that date we had no cash and $0.5 million in borrowing availability.

         At March 31, 2005, Mr. Zimmerman had advanced an aggregate of $7.2 million, which was carried on the balance sheet as accounts payable and accrued expenses, related party. Interest was accrued at a rate equal to the prime rate. Of this amount $5.0 million was converted into an unsecured convertible note. This note was originally due December 1, 2005 and has been extended to December 31, 2006 and bears interest at the prime rate. The note is convertible into common stock at the option of the holder at a conversion price equal to $5.00, subject to adjustment. We will have the right to prepay the note at any time. In 2003, notes payable of $14.6 million was converted into 4,750,000 shares of common stock as part of the merger with iVideoNow.

         Mr. Zimmerman has personally guaranteed our aggregate $6.0 million lines of credit with Bank of America. As a result of these guarantees, the interest rate on these lines has been prime minus 1%, which we believe would be several points higher without the guarantee. These lines of credit do not have any financial covenants or ratios and the only events of default are standard payment defaults. Mr. Zimmerman has also guaranteed some of our property leases. The lease guarantees expire on various dates in 2007. We have been accruing fees of 2% of the lines of credit and the guaranteed property leases. The accrued fees of $0.1 million as of March 31, 2005 have been included in the accounts payable and accrued expenses, related party.

         At March 31, 2005, approximately $0.5 million was available under these lines. In February and March 2004, we paid down the lines by approximately $3.4 million from the proceeds of the public offering, but over the remainder of the year an additional $3.6 million was borrowed to fund expansion and operations. In March 2005, the bank agreed to extend the maturity of the loans from June 2005 to June 2007. In addition Mr. Zimmerman has agreed to fund up to an additional $3.5 million during 2005 for any operating shortfalls.

         Net cash used by operations was $0.5 million for the three months ended March 31, 2005 and $0.9 million for the three months ended March 31, 2004. Net cash used by operations during the 2005 period included a net loss of $1.2 million, depreciation of $0.3 million, and increase in inventory of $0.2 million, of accounts payable of 0.5 million and accrued interest, related party of $0.1 million. Net cash used by operations during the 2004 period included a net loss of $0.7 million, depreciation of $0.2 million an increase in inventories of $0.5 million and an increase in accounts payable of $0.1 million, offset by a decrease in accrued expenses of $0.3 million. Inventory was increased during the period as proceeds from the offering were used to increase inventory levels in all stores and to provide inventory for the new stores opened in 2004.

         Net cash used in investing activities for purchases of property and equipment was $0.5 million for the three months ended March 31, 2005 and $0.2 million for the three months ended March 31, 2004. The increase was principally attributable to new store openings.

         Net cash provided by financing activities was $0.9 million for the three months ended March 31, 2005, primarily due to $2.3 million of borrowings under a line of credit offset by repayments of $2.6 million, increases in cash overdrafts of $0.2 million and increases in accounts payable and accrued interest, related party of $1.0 million. Net cash provided by financing activities was $1.0 million for the three months ended March 31, 2004, primarily due to $3.3 million from the sale of common stock in the public offering, $4.5 million of borrowings under a line of credit offset by repayments of $7.0 million. Net cash provided by financing activities reflects increases in borrowings under a line of credit personally guaranteed by Mr. Zimmerman in the amount of $0.1 million in the 2005 period and $2.4 million during the 2004 period. We used all of the proceeds of the public offering in 2004.

Item 3. Quantitative And Qualitative Disclosures About Market Risks

         We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under the bank facility are based on variable rates. If the prime rate were to increase 1.0% in 2005 as compared to the rate at March 31, 2005, our total interest expense for 2005 would increase $0.1 million based on the outstanding balance at March 31, 2005. We do not hold any derivative instruments and do not engage in hedging activities.


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

Not applicable

ITEM 5.           OTHER INFORMATION

Not applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits
          ---------
  31.1 Certification of Raymond Zimmerman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14 (a), promulgated under the Securities Exchange Act of 1934, as amended.
  31.2 Certification of Barry Bilmes, Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14 (a), promulgated under the Securities Exchange Act of 1934, as amended.
  32.1 Certification Pursuant to 18 U.S.C. Section 1350 by Raymond Zimmerman, Chief Executive Officer
  32.2 Certification Pursuant to 18 U.S.C. Section 1350 by Barry Bilmes, Chief Financial Officer

(b) Reports on Form 8-K

Not applicable

                                   SIGNATURES

       Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            99 CENT STUFF, INC.


                                            By: /s/ Raymond Zimmerman
                                                -------------------------------
                                                    Raymond Zimmerman, President

Dated:  May 5, 2005