Form 10-Q
period 2005-06-30
99 CENT STUFF INC
filed 2005-08-11
CIK 1176435

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT UNDER PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED: JUNE 30, 2005

                         Commission File Number: 0-26351

                               99 CENT STUFF, INC.
             (Exact name of registrant as specified in its charter)

              Florida                                  20-0233210
   (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                 Identification No.)


1801 Clint Moore Road Boca Raton, Florida                33487
-----------------------------------------                -----
(Address of principal executive offices)               (Zip Code)


                                 (561) 999-9815
                           (Issuer's Telephone Number)


              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X} No [ ].

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X].

The number of shares of the registrant's common stock issued and outstanding, as of June 30, 2005, was 5,833,950 shares.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              99 Cent Stuff, Inc.
                                  Balance Sheet
                    (Amount in Thousands, Except Share Data)
================================================================================

                                                                    JUNE 30,   DECEMBER 31,
                                                                      2005        2004
                                                                    --------    --------
                                                                         (UNAUDITED)
Current assets:
     Cash                                                           $    100    $     --
     Inventory                                                         4,755       3,771
     Prepaid expenses and other assets                                   385         467
                                                                    --------    --------
              Total current assets                                     5,240       4,238
                                                                    --------    --------
Property and equipment, net                                            3,561       3,396
                                                                    --------    --------
Other assets:
     Security deposits                                                   177         171
                                                                    --------    --------
              Total assets                                          $  8,978    $  7,805
                                                                    ========    ========

Current liabilities:
     Lines of credit                                                $     --    $  5,798
     Cash overdraft                                                       --         115
     Accounts payable                                                  4,483       3,698
     Accrued expenses                                                    596         468
                                                                    --------    --------
              Total current liabilities                                5,079      10,079
                                                                    --------    --------
Long term liabilities:
     Accounts payable and accrued expenses, related party              9,571       6,059
     Lines of credit                                                   5,495          --
                                                                    --------    --------
              Total long term liabilities                             15,066       6,059
                                                                    --------    --------
              Total liabilities                                       20,145      16,138
                                                                    --------    --------
Commitments and contingencies

Shareholders' deficit
     Preferred Stock, .01 par value, 5,000,000 shares authorized,
     -0- shares issued and outstanding                                    --          --
     Common Stock, $.001 par value, 50,000,000 shares authorized,
     5,833,950 shares issued and outstanding at June 30, 2005 and
     December 31, 2004, respectively                                       6           6
     Additional paid in capital                                       (3,947)     (3,947)
     Retained Earnings                                                (7,226)     (4,392)
                                                                    --------    --------
              Total shareholders' deficit                            (11,167)     (8,333)
                                                                    --------    --------
              Total liabilities and shareholders' deficit           $  8,978    $  7,805
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

                               99 Cent Stuff, Inc
                             Statement of Operations
        For the Three Months and Six Months Ended June 30, 2005 and 2004
             (Amounts in Thousands, Except Share and Per Share Data)
                                   (Unaudited)
================================================================================

                                                Three Months Ended,      Six Months Ended
                                                      June 30                June 30,
                                               --------------------    --------------------
                                                 2005        2004        2005        2004
                                               --------    --------    --------    --------
Net sales                                      $ 13,589    $ 10,908    $ 27,074    $ 21,695

Cost of goods sold                               10,024       7,814      19,615      15,604
                                               --------    --------    --------    --------
Gross profit                                      3,565       3,094       7,459       6,091

Selling, general and administrative expenses      4,956       3,795       9,896       7,361
                                               --------    --------    --------    --------
Loss from operations                             (1,391)       (701)     (2,437)     (1,270)
                                               --------    --------    --------    --------
Other income (expense):
   Other income                                      29          12          46          23
   Interest expense                                (235)        (99)       (443)       (245)
                                               --------    --------    --------    --------
          Total other income (expense)             (206)        (87)       (397)       (222)
                                               --------    --------    --------    --------
Loss before provision for income taxes           (1,597)       (788)     (2,834)     (1,492)

Provision for income taxes                           --          --          --          --
                                               --------    --------    --------    --------
Net loss                                       $ (1,597)   $   (788)   $ (2,834)   $ (1,492)
                                               ========    ========    ========    ========
Net loss per share, basic and diluted          $  (0.27)   $  (0.14)   $  (0.49)   $  (0.26)
                                               ========    ========    ========    ========
Weighted average number of common and
   common equivalent shares outstanding -
   basic and diluted                              5,834       5,834       5,834       5,661
                                               ========    ========    ========    ========


  SEE THE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               99 Cent Stuff, Inc.
            Consolidated Statements of Shareholders' Equity (Deficit)
   For the Year Ended December 31, 2004 and the Six Months Ended June 30, 2005
                    (Amount in Thousands, Except Share Data)
================================================================================

                                                      Common Stock        Additional
                                                  --------------------     Paid-In   Accumulated
                                                   Shares      Amount      Capital    (Deficit)    Total
                                                  --------    --------    --------    --------    --------
Balance, December 31, 2004                           5,834    $      6    $ (3,947)   $ (4,392)   $ (8,333)

Net loss for the six months ended June 30, 2005                                         (2,834)   $ (2,834)

                                                  --------    --------    --------    --------    --------
Balance, June 30, 2005                               5,834    $      6    $ (3,947)   $ (7,226)   $(11,167)
                                                  ========    ========    ========    ========    ========































SEE THE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               99 Cent Stuff, Inc.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2005 and 2004
                             (Amounts in Thousands)
                                   (Unaudited)
================================================================================

                                                                   June 30,
                                                             ------------------
                                                               2005      2004
                                                             -------    -------

Cash flows from operating activities:
        Net loss                                             $(2,834)   $(1,492)
        Adjustments to reconcile net loss to net cash
           used in operating activities:
               Depreciation and amortization                     558        440
               Interest accrued on payables, related party       312        190
               (Increase) decrease in:
                      Prepaid expenses and other assets           82        200
                      Inventory                                 (984)    (1,091)
                      Security deposits                           (6)        --
               Increase (decrease) in:
                      Accounts payable                           785        177
                      Accrued expenses                           128       (283)
                                                             -------    -------
Net cash used in operating activities                         (1,959)    (1,859)
                                                             -------    -------
Cash flows used in investing activities:
        Purchase of property and equipment                      (723)      (854)
                                                             -------    -------
Cash flows from financing activities:
        Increase in accounts payable and accrued expenses,
           related party                                       3,200         --
        Decrease in cash overdraft                              (115)        --
        Borrowings under lines of credit                       5,825      8,706
        Repayments under lines of credit                      (6,128)    (9,197)
        Sale of common stock, net of expenses                     --      3,290
                                                             -------    -------
Net cash provided by financing activities                      2,782      2,799
                                                             -------    -------
Net increase (decrease) in cash                                  100         86

Cash at the beginning of period                                   --         26
                                                             -------    -------
Cash at the end of period                                    $   100    $   112
                                                             =======    =======

Supplemental cash flow information:
               Interest paid                                 $   186    $    93
                                                             =======    =======













SEE THE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              99 CENT STUFF, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)
================================================================================


NOTE 1 - DESCRIPTION OF BUSINESS

99 Cent Stuff LLC (the "Company") was organized under the laws of the State of Delaware on June 28, 1999 as a limited liability company. In September 2003, the Company merged with a public shell, iVideoNow, Inc., and became a C corporation. The Company is a specialty, single-priced retailer that primarily targets individuals and small businesses with one-stop shopping for food, produce, consumable hard lines, health and beauty aids, novelty and impulse items. The Company was operating retail outlets in 17 locations at June 30, 2005. The locations are separately incorporated as limited liability companies and are wholly owned by the Company. All of the stores are in southeast Florida.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

CASH AND CASH EQUIVALENTS

The Company considers all investments with original maturities of three months or less and credit and debit card receivables to be cash equivalents.

INVENTORY

Inventory is stated at the lower of average cost or market, with cost determined on a first-in, first-out (FIFO) basis, and consists of merchandise held for resale. The Company provides an allowance for certain merchandise that may become totally obsolete or damaged. At both June 30, 2005 and December 31, 2004, the allowance for these items was $5.

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


STOCK OPTIONS

SFAS No. 123 "Accounting for Stock Based Compensation", requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's Statement of Operations, because Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to the Company's employees SFAS No. 123 pro forma numbers are as follows for the fiscal period ended June 30, 2005:

                                  2005
                                 ------
         Net loss
         As reported            $(2,834)
         Pro forma              $(2,893)
         Earnings per share
         As reported            $ (0.49)
         Pro forma              $ (0.50)

NOTE 3 - RELATED PARTY TRANSACTIONS

At June 30, 2005 and December 31, 2004, the Company had notes payable of $9,571 and $6,059, respectively, for funds advanced from a shareholder of the Company. The notes are due December 31, 2006 and bears interest at various rates that range from 6.25% to 8.25% at June 30, 2005. Included in the amount owing to a shareholder is $5,005, which is convertible into common stock at the option of the holder at a conversion price equal to $5.00 per share. The Company has the right to prepay the note at any time.

NOTE 4 - CREDIT FACILITIES

At June 30, 2005, the Company had $5,500 and $500 revolving lines of credit with a financial institution that requires quarterly interest payments at the bank's prime rate minus one percent (5.25% at June 30, 2005). The line is secured by a personal guarantee of a shareholder of the Company and is due June 30, 2007. The shareholder is compensated 2% per annum of the total amount available under the line of credit for the personal guaranty of this facility. At June 30, 2005, the Company owed $5,495 on its revolving lines of credit.

At June 30, 2005, the Company had outstanding irrevocable letters of credit approximating $252. These letters of credit have terms of three months to one year, and collateralize the Company's obligation to third parties for the purchase of goods or services. The fair value of these letters of credit approximates the contract value based on the nature of the fee arrangements with the issuing banks, usually 1 to 1.5% of the credit issued.

NOTE 5 - CONTINGENCIES

The Company is involved in various claims and lawsuits arising in the normal course of business. Management believes that any financial responsibility that may be incurred in settlement of such claims and lawsuits are not material to the Company's financial position.

NOTE 6 -FINANCIAL ANALYSIS AND LIQUIDITY

As of June 30, 2005, the Company had working capital of $161 and negative net worth of $11,167. Since inception in 1999, the Company was principally funded from loans and capital contributions provided by the principal shareholder, bank loans personally guaranteed by the principal shareholder and an equity offering completed in 2004. Capital requirements result primarily from purchases of inventory, expenses related to new store openings and working capital requirements for new and existing stores. The Company takes advantage of closeouts and other special-situation inventory purchasing opportunities, and as a consequence, cash requirements are not constant or predictable during the year and can be affected by the timing and size of the inventory purchases. The Company had negative cash flow from operations during the three months and six months ended June 30, 2005.

The Company utilized the proceeds from an equity offering in March 2004 and capital primarily for opening new stores, increasing inventory and to fund cash-flow deficits from operations. It is possible that the Company may be required to raise additional financing in some future period through public or private financings, strategic relationships or other arrangements if the Company is unable to achieve increased operating margins. A decrease in operating cash flow from current levels would greatly reduce the availability of funds and would force the Company to obtain additional capital. The Company may not be able to raise additional funds when needed, or on acceptable terms, or at all. Also, any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. The Company's management believes that its current working capital financing, commitments from its principal shareholder, together with anticipated improvements in operating results, will be sufficient to meet operating and capital needs for the remainder of 2005.

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

         At June 30, 2005, we operated 17 retail stores in south Florida. We opened our first three stores in 1999, five stores in 2000, two stores in 2001 one in 2002 and four in 2004 and two in 2005. In the past, as part of our strategy to expand retail operations, we have opened new stores in close proximity to existing stores so that would be more efficient in distribution, marketing and branding. We have built corporate and warehouse support staff and systems that we believe can handle up to 25 stores. As a result of our start-up costs, operating costs and these expenses, we have recorded losses since inception.

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

         Inventory: Our accounting for inventory and cost of goods sold requires us to estimate the value of such assets and cost of such assets sold and to continually assess whether such assets are impaired and the cost of goods sold is presented fairly. We believe that at June 30, 2005 no inventory was impaired.

         Further information is provided in Note 2 to the Consolidated Financial Statements.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Net sales. Net sales increased $2.7 million, or 24.6%, to $13.6 million for the three months ended June 30, 2005 from $10.9 million for the three months ended June 30, 2004. Same store net sales, for stores open all of both periods, decreased $1.1 million for the three months ended June 30,2005, or 9.8%, compared to the prior year. The increase in net sales was primarily due to new store openings in the second half of 2004 and January and April 2005. Our planned strategy was to remerchandise our stores with higher margin inventory, and therefore we slowed down shipments to our stores so that we could sell off our lower margin merchandise and thereby enable us to effectuate this conversion. The transition has taken longer than we anticipated and we incurred some execution problems including overstocking at our warehouse and reduced inventory at the store level. We continue to believe that our strategy is the correct one and that we will be able to increase both net sales and gross margin in the second half of this year. We have now resumed regular shipments to our stores and anticipate the negative trend in same store sales to reverse itself later this year. We have also resumed our profitable direct import program. During the 2005 period, approximately 28.5% of our sales were of produce, which has a much higher turnover than the other items sold in our stores. We anticipate that sales of produce will decrease in the future as a percentage of net sales due to increased purchasing of higher margin items.

Gross profit. Gross profit, which consists of total sales less cost of sales, increased $0.5 million, or 15.2%, to $3.6 million for the three months ended June 30, 2005 from $3.1 million for the three months ended June 30, 2004. As a percentage of net sales, gross profit decreased to 26.3% in the 2005 period from 28.4% in the 2004 period and was primarily attributable to a change in the product mix and cost variations, partially offset by increased sales in produce, which generally has lower margins. We will be traveling to the Far East in the third quarter to resume our direct import program, which will increase our margin.

Selling, general and administrative. Selling, general and administrative expenses, or SG&A, which include operating expenses and depreciation and amortization, increased $1.2 million for the three months ended June 30, 2005, or 30.6%, to $5.0 million in the 2005 period from $3.8 million for the three months ended June 30, 2004 and was primarily attributable to increased wages and related benefits of $0.5 million, new store pre-opening expenses of $0.5 million and increased insurance expense of $0.2 million. Four new stores opened since July 1, 2004.

Operating loss. Operating loss increased $0.7 million or 98.4%, to $1.4 million for the three months ended June 30, 2005 from $0.7 million in the 2004 period. As a percentage of net sales, operating loss was 10.2% in 2005 and 6.4% in 2004 and the increase is primarily attributable to the items discussed above.

Other (income) expense. Interest expense increased $0.1 million, or 137.4%, to $0.2 million for the three months ended June 30, 2005 from $0.1 million for the three months ended June 30, 2004. The increase was primarily attributable to increased borrowings and higher interest rates. As a percentage of net sales, interest expense increased 0.8%, to 1.7% in 2005 from 0.9% in 2004.

Net loss. As a result of the items discussed above, net loss increased $0.8 million, or 102.7%, to $1.6 million for the three months ended June 30, 2005 from $0.8 million for the three months ended June 30, 2004.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Net sales. Net sales increased $5.4 million, or 24.8%, to $27.1 million for the six months ended June 30, 2005 from $21.7 million for the six months ended June 30, 2004. Same store net sales, for stores open all of both periods, decreased $1.6 million in the 2005 period, or 7.3%, compared to the prior year. The decrease in same store sales was primarily due to our planned strategy to remerchandise our stores with higher margin inventory, and therefore we slowed down shipments to our stores so that we could sell off our lower margin merchandise and thereby enable us to effectuate this conversion. The transition has taken longer than we anticipated and we incurred some execution problems including overstocking at our warehouse and reduced inventory at the store level. We continue to believe that our strategy is the correct one and that we will be able to increase both net sales and gross margin in the second half of this year. We have now resumed regular shipments to our stores and anticipate the negative trend in same store sales to reverse itself later this year. We have also resumed our profitable direct import program During the 2005 period, approximately 29.6% of our sales were of produce, which has a much higher turnover the other items sold in our stores. We anticipate that sales of produce will decrease as a percentage of net sales due to increased purchasing of higher margin items.

Gross profit. Gross profit, which consists of total sales less cost of sales, increased $1.4 million, or 22.5%, to $7.5 million for the six months ended June 30, 2005 from $6.1 million for the six months ended June 30, 2004. As a percentage of net sales, gross profit decreased to 27.6% in 2005 from 28.1% in 2004 and was primarily attributable to a change in the product mix and cost variations, partially offset by increased sales in produce, which generally has lower margins.

Selling, general and administrative. Selling, general and administrative expenses, or SG&A, which include operating expenses and depreciation and amortization, increased $2.5 million, or 34.4%, to $9.9 million for the six months ended June 30, 2005 from $7.4 million for the six months ended June 30, 2004 and was primarily attributable to increased wages and related benefits of $1.1 million, occupancy expenses of $0.9 million, insurance expenses of $0.3 million and miscellaneous other expenses of $0.1 million, respectively.

Operating loss. Operating loss increased $1.1 million, or 91.9%, to $2.4 million for the six months ended June 30, 2005 from $1.3 million for the six months ended June 30, 2004. As a percentage of net sales, operating loss was 9.0% in the 2005 period compared to 5.9% in the 2004 period and was primarily attributable to the items discussed above.

Other (income) expense. Interest expense increased $0.2 million, or 80.8%, to $0.4 million for the six months ended June 30, 2005 from $0.2 million for the six months ended June 30, 2004. The increase was primarily attributable to increased borrowings and higher interest rates. As a percentage of net sales, interest expense increased 0.5%, to 1.6% in the 2005 period from 1.1% in the 2004 period.

Net loss. As a result of the items discussed above, net loss increased $1.3 million, or 89.9%, to $2.8 million for the six months ended June 30, 2005 from $1.5 million for the six months ended June 30, 2004.

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

         From inception on June 28, 1999 until the first closing of our public offering on February 2004, we were funded principally from loans provided by Raymond Zimmerman, our principal shareholder and bank loans personally guaranteed by Mr. Zimmerman, and did not have other external sources of financing. Virtually all of our fixed assets, including fixtures and equipment, were purchased using advances made to 99 Cent Stuff from Mr. Zimmerman. In September 2004, we had utilized all of the proceeds of the offering and borrowed $0.5 million from Mr. Zimmerman to fund fourth quarter growth. In November 2004 we borrowed an additional $250,000. During the six months ending June 30, 2005 we borrowed $3.2 million from Mr. Zimmerman to fund operating losses and open additional new stores. These amounts bear interest at the prime rate plus 2% and are payable on December 31, 2006.

         At June 30, 2005, we had working capital of $161,000, and we had $0.5 million in borrowing availability. The Company's management believes that its current working capital financing, commitments from its principal shareholder, together with anticipated improvements in operating results, will be sufficiant to meet operating and capital needs for the remainder of 2005.

         At June 30, 2005, Mr. Zimmerman had advanced an aggregate of $9.6 million, which was carried on the balance sheet as accounts payable and accrued expenses, related party. Interest was accrued at various rates from the prime rate to the prime rate plus 2%. Of this amount $5.0 million was converted into an unsecured convertible note. This note is due December 31, 2006 and bears interest at the prime rate. The note is convertible into common stock at the option of the holder at a conversion price equal to $5.00, subject to adjustment. We will have the right to prepay the note at any time. In 2003, notes payable of $14.6 million were converted into 4,750,000 shares of common stock as part of the merger with iVideoNow.

         Mr. Zimmerman has personally guaranteed our aggregate $6.0 million lines of credit with Bank of America. As a result of these guarantees, the interest rate on these lines has been prime minus 1%, which we believe would be several points higher without the guarantee. These lines of credit do not have any financial covenants or ratios and the only events of default are standard payment defaults. Mr. Zimmerman has also guaranteed some of our property leases. The lease guarantees expire on various dates in 2007. We have been accruing fees of 2% of the lines of credit and the guaranteed property leases. The accrued fees of $0.2 million as of June 30, 2005 have been included in the accounts payable and accrued expenses, related party.

         At June 30, 2005, approximately $0.5 million was available under these lines. In February and March 2004, we paid down the lines by approximately $3.4 million from the proceeds of the public offering, but over the remainder of the year an additional $3.6 million was borrowed to fund expansion and operations. In March 2005, the bank agreed to extend the maturity of the loans from June 2005 to June 2007. In addition Mr. Zimmerman has agreed to fund up to an additional $3.5 million during 2005 for any operating shortfalls.

         Net cash used by operations was $2.0 million for the six months ended June 30, 2005 and $1.9 million for the six months ended June 30, 2004. Net cash used by operations during the 2005 period included a net loss of $2.8 million, depreciation of $0.6 million, an increases in inventory of $1.0 million, accounts payable of 0.8 million and accrued interest, related party of $0.3 million. Net cash used by operations during the 2004 period included a net loss of $1.5 million, depreciation of $0.4 million an increase in inventory of $1.1 million and an increase in accounts payable of $0.2 million, offset by a decrease in accrued expenses of $0.3 million.

         Net cash used in investing activities for purchases of property and equipment was $0.7 million for the six months ended June 30, 2005 and $0.9 million for the six months ended June 30, 2004. The increase was principally attributable to new store openings.

         Net cash provided by financing activities was $2.8 million for the six months ended June 30, 2005, primarily due to $5.8 million of borrowings under a line of credit offset by repayments of $6.1 million, increases in cash overdrafts of $0.1 million and increases in accounts payable and accrued interest, related party of $3.2 million. Net cash provided by financing activities was $2.8 million for the six months ended June 30, 2004, primarily due to $3.3 million from the sale of common stock in the public offering, $8.7 million of borrowings under a line of credit offset by repayments of $9.2 million. Net cash provided by financing activities reflects increases in borrowings under a line of credit personally guaranteed by Mr. Zimmerman in the amount of $0.3 million in the 2005 period and $0.5 million during the 2004 period. We used all of the proceeds of the public offering in 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under the bank facility are based on variable rates. If the prime rate were to increase 1.0% in 2005 as compared to the rate at June 30, 2005, our total interest expense for 2005 would increase $0.2 million based on the outstanding balance at June 30, 2005. We do not hold any derivative instruments and do not engage in hedging activities.


ITEM 4. CONTROLS AND PROCEDURES

         The Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules.

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

Not applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By information statement dated April 27, 2005 and effective May 22, 2005, Nathan Light was re-elected a Class I Director with a three-year term ending at the 2007 annual meeting. Leonard Florence and Kevin Keating remain Class II Directors, with a three-year term ending at the 2005 annual meeting. Raymond Zimmerman remains a Class III director with a term ending at the 2006 annual meeting. In addition, Daszkal Bolton, LP has been approved to serve as auditors for the year ending December 31, 2005. The Raymond Zimmerman 2003 Annuity Trust, representing 4,507,805 shares of common stock or 77% of the shares entitled to vote, executed a resolution approving such action.

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

                                      99 CENT STUFF, INC.


                                      By: /s/ Raymond Zimmerman
                                          --------------------------------------
                                              Raymond Zimmerman, President

Dated:  August 11, 2005