Form 10-Q
period 2005-09-30
99 CENT STUFF INC
filed 2005-11-14
CIK 1176435

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    QUARTERLY REPORT UNDER PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005

                         Commission File Number: 0-26351

                               99 CENT STUFF, INC.
             (Exact name of registrant as specified in its charter)

                Florida                                  20-0233210
               ---------                                ------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

          1801 Clint Moore Road                             33487
           Boca Raton, Florida                           ----------
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

The number of shares of the registrant's common stock issued and outstanding, as of September 30, 2005, was 5,833,950 shares.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               99 Cent Stuff, Inc.
                                  Balance Sheet
                    (Amount in Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                             2005             2004
                                                                         -------------    ------------
                                                                          (UNAUDITED)
Current assets:
 Cash                                                                    $           -    $          -
 Inventory                                                                       4,766           3,771
 Prepaid expenses and other assets                                                 206             467
                                                                         -------------    ------------
       Total current assets                                                      4,972           4,238
                                                                         -------------    ------------

Property and equipment, net                                                      3,497           3,396
                                                                         -------------    ------------

Other assets:
 Security deposits                                                                 194             171
                                                                         -------------    ------------

       Total assets                                                      $       8,663    $      7,805
                                                                         =============    ============

Current liabilities:
 Lines of credit                                                         $           -    $      5,798
 Cash overdraft                                                                    309             115
 Accounts payable                                                                3,949           3,698
 Accrued expenses                                                                  456             468
                                                                         -------------    ------------
       Total current liabilities                                                 4,714          10,079
                                                                         -------------    ------------

Long term liabilities:
 Accounts payable and accrued expenses, related party                           11,207           6,059
 Lines of credit                                                                 5,610               -
                                                                         -------------    ------------
       Total long term liabilities                                              16,817           6,059
                                                                         -------------    ------------

       Total liabilities                                                        21,531          16,138
                                                                         -------------    ------------

Commitments and contingencies

Shareholders' deficit
 Preferred Stock, .01 par value, 5,000,000 shares authorized,
 -0- shares issued and outstanding                                                   -               -
 Common Stock, $.001 par value, 50,000,000 shares authorized,
 5,833,950 shares issued and outstanding at September 30, 2005 and
 December 31, 2004, respectively                                                     6               6
 Additional paid in capital                                                     (3,872)         (3,947)
 Retained Earnings                                                              (9,002)         (4,392)
                                                                         -------------    ------------
       Total shareholders' deficit                                             (12,868)         (8,333)
                                                                         -------------    ------------

       Total liabilities and shareholders' deficit                       $       8,663    $      7,805
                                                                         =============    ============

SEE THE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                               99 Cent Stuff, Inc
                             Statement of Operations
     For the Three Months and Nine Months Ended September 30, 2005 and 2004
             (Amounts in Thousands, Except Share and Per Share Data)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                       Three Months Ended September 30,   Nine Months Ended September 30,
                                                       --------------------------------   ----------------------------------
                                                             2005             2004             2005                2004
                                                       ---------------   --------------   --------------     ---------------
Net sales                                              $        14,260   $       11,847   $       41,334     $        33,542

Cost of goods sold                                              10,456            8,568           30,071              24,172
                                                       ---------------   --------------   --------------     ---------------

Gross profit                                                     3,804            3,279           11,263               9,370

Selling, general and administrative expenses                     5,249            4,236           15,145              11,597
                                                       ---------------   --------------   --------------     ---------------

Loss from operations                                            (1,445)            (957)          (3,882)             (2,227)
                                                       ---------------   --------------   --------------     ---------------

Other income (expense):
   Other income                                                     19               23               65                  46
   Interest expense                                               (350)            (126)            (793)               (371)
                                                       ---------------   --------------   --------------     ---------------
         Total other income (expense)                             (331)            (103)            (728)               (325)
                                                       ---------------   --------------   --------------     ---------------

Loss before provision for income taxes                          (1,776)          (1,060)          (4,610)             (2,552)

Provision for income taxes                                           -                -                -                   -
                                                       ---------------   --------------   --------------     ---------------

Net loss                                               $        (1,776)  $       (1,060)  $       (4,610)    $        (2,552)
                                                       ===============   ==============   ==============     ===============

Net loss per share, basic and diluted                  $         (0.30)  $        (0.18)  $        (0.79)    $         (0.45)
                                                       ===============   ==============   ==============     ===============

Weighted average number of common and
   common equivalent shares outstanding -
   basic and diluted                                             5,834            5,834            5,834               5,718
                                                       ===============   ==============   ==============     ===============

SEE THE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               99 Cent Stuff, Inc.
            Consolidated Statements of Shareholders' Equity (Deficit)
         For the Year Ended December 31, 2004 and the Nine Months Ended
                               September 30, 2005
                    (Amount in Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                            Common Stock        Additional
                                                          -----------------       Paid-In     Accumulated
                                                          Shares     Amount       Capital      (Deficit)       Total
                                                          ------     ------     ----------    -----------    --------
Balance, December 31, 2004                                 5,834     $    6     $   (3,947)   $    (4,392)   $ (8,333)

Contributed services of chief executive officer                                         75                         75

Net loss for the nine months ended September 30, 2005                                              (4,610)     (4,610)
                                                          ------     ------     ----------    -----------    --------

Balance, September 30, 2005                                5,834     $    6     $   (3,872)   $    (9,002)   $(12,868)
                                                          ======     ======     ==========    ===========    ========

SEE THE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               99 Cent Stuff, Inc.
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2005 and 2004
                             (Amounts in Thousands)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                            September 30,
                                                        --------------------
                                                          2005        2004
                                                        --------    --------
Cash flows from operating activities:
  Net loss                                              $ (4,610)   $ (2,552)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                          867         713
      Interest accrued on payables, related party            588         270
      Contributed services of chief executive officer         75           -
      (Increase) decrease in:
        Prepaid expenses and other assets                    261         187
        Inventory                                           (995)     (1,812)
        Security deposits                                    (23)         21
      Increase (decrease) in:
        Accounts payable                                     251       1,180
        Accrued expenses                                     (12)       (237)
                                                        --------    --------
Net cash used in operating activities                     (3,598)     (2,230)
                                                        --------    --------

Cash flows used in investing activities:
  Purchase of property and equipment                        (968)     (1,486)
                                                        --------    --------

Cash flows from financing activities:
  Increase in accounts payable and accrued expenses,
    related party                                          4,560         500
  Change in cash overdraft                                   194         250
  Borrowings under lines of credit                         9,600      12,078
  Repayments under lines of credit                        (9,788)    (12,428)
  Sale of common stock, net of expenses                                3,290
                                                        --------    --------
Net cash provided by financing activities                  4,566       3,690
                                                        --------    --------

Net increase (decrease) in cash                                -         (26)

Cash at the beginning of period                                -          26
                                                        --------    --------

Cash at the end of period                               $      -    $      -
                                                        ========    ========

Supplemental cash flow information:
      Interest paid                                     $    261    $    139
                                                        ========    ========

SEE THE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS

99 Cent Stuff LLC (the "Company") was organized under the laws of the State of Delaware on June 28, 1999 as a limited liability company. In September 2003, the Company merged with a public shell, iVideoNow, Inc., and became a C corporation. The Company is a specialty, single-priced retailer that primarily targets individuals and small businesses with one-stop shopping for food, produce, consumable hard lines, health and beauty aids, novelty and impulse items. The Company was operating retail outlets at 18 locations at September 30, 2005. The locations are separately incorporated as limited liability companies and are wholly owned by the Company. All of the stores are in southeast Florida. The Company's ability to provide quality merchandise at the 99 cents price point is subject to certain economic factors, which are beyond the Company's control, including inflation. Inflation could have a material adverse effect on the Company's business and results of operations, especially given the constraints on the Company to pass on any incremental costs due to price increases or other factors. A sustained trend of significant inflationary pressure could require the Company to abandon its single price point of 99 cents per item, which could have a material adverse effect on the Company's business and results of operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

CASH AND CASH EQUIVALENTS

The Company considers all investments with original maturities of three months or less and credit and debit card receivables to be cash equivalents.

INVENTORY

Inventory is stated at the lower of average cost or market, with cost determined on a first-in, first-out (FIFO) basis, and consists of merchandise held for resale. The Company provides an allowance for certain merchandise that may become totally obsolete or damaged. At both September 30, 2005 and December 31, 2004, the allowance for these items was $5.

--------------------------------------------------------------------------------

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

STOCK OPTIONS

SFAS No. 123 "Accounting for Stock Based Compensation", requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS No.123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's Statement of Operations, because Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to the Company's employees SFAS No. 123 pro forma numbers are as follows for the fiscal period ended September 30, 2005:

                                        2005
                                     ----------
     Net loss
     As reported                     $  (4,610)
     Pro forma                       $  (4,682)
     Earnings per share
     As reported                     $   (0.79)
     Pro forma                       $   (0.80)

NOTE 3 - RELATED PARTY TRANSACTIONS

At September 30, 2005 and December 31, 2004, the Company had a long-term note payable of $11,207 and $6,059, respectively, for funds advanced from a shareholder of the Company. The notes are due December 31, 2006 and bear interest at various rates that range from 6.75% to 8.75% at September 30, 2005. Included in the amount owing to a shareholder is $5,005, which is convertible into common stock at the option of the holder at a conversion price equal to $5.00 per share. The Company has the right to prepay this note at any time.

NOTE 4 - CREDIT FACILITIES

At September 30, 2005, the Company had a $5,500 and a $500 revolving line of credit with a financial institution that requires quarterly interest payments at the bank's prime rate minus one percent (5.75% at September 30, 2005). In June 2005, the line was extended to June 30, 2007 from June 30, 2005 and is secured by a personal guarantee of a shareholder of the Company. The shareholder is compensated 2% per annum of the total amount available under the line of credit for the personal guaranty of this facility. At September 30, 2005, the Company owed $5,610 on its revolving lines of credit.

At September 30, 2005, the Company had outstanding irrevocable letters of credit approximating $420. These letters of credit have terms of three months to one year and collateralize the Company's obligation to third parties for the purchase of goods or services. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks, usually 1 to 1.5% of the credit issued.

NOTE 5 - CONTINGENCIES

The Company is involved in various claims and lawsuits arising in the normal course of business. Management believes that any financial responsibility that may be incurred in settlement of such claims and lawsuits are not material to the Company's financial position.

NOTE 6 - FINANCIAL ANALYSIS AND LIQUIDITY

As of September 30, 2005, the Company had working capital of $258 and negative net worth of $12,868. Since inception in 1999, the Company was principally funded from loans and capital contributions provided by the principal shareholder, by bank loans personally guaranteed by the principal shareholder, and a public equity offering. Capital requirements result primarily from purchases of inventory, expenses related to new store openings and working capital requirements for new and existing stores. The Company takes advantage of closeouts and other special-situation inventory purchasing opportunities, and as a consequence, cash requirements are not constant or predictable during the year and can be affected by the timing and size of the inventory purchases.

The Company utilized the proceeds from an equity offering in March 2004 and advances from its principal shareholder primarily for opening new stores, increasing inventory and to fund cash-flow deficits from operations. It is possible that the Company may be required to raise additional financing in some future period through public or private financings, strategic relationships or other arrangements if the Company is unable to achieve increased operating margins. A decrease in operating cash flow from current levels would greatly reduce the availability of funds and would force the Company to obtain additional capital. The Company may not be able to raise additional funds when needed, or on acceptable terms, or at all. Also, any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. The Company's management believes that its current working capital financing, commitments from its principal shareholder, together with improvements in operating results, will be sufficient to meet operating and capital needs for the remainder of 2005.

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

      At September 30, 2005, we operated 18 retail stores in south Florida. We opened our first three stores in 1999, five stores in 2000, two stores in 2001 one in 2002 and four in 2004 and three in 2005. Another store is expected to open in the fourth quarter of 2005. In the past, as part of our strategy to expand retail operations, we have opened new stores in close proximity to existing stores so that would be more efficient in distribution, marketing and branding. We have built corporate and warehouse support staff and systems that we believe can handle up to 25 stores. As a result of our start-up costs, operating costs and these expenses, we have recorded losses since inception.

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

      Inventory: Our accounting for inventory and cost of goods sold requires us to estimate the value of such assets and cost of such assets sold and to continually assess whether such assets are impaired and the cost of goods sold is presented fairly. We believe that at September 30, 2005 no inventory was impaired.

      Further information is provided in Note 2 to the Consolidated Financial Statements.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Net sales. Net sales increased $2.5 million, or 20.4%, to $14.3 million for the three months ended September 30, 2005 from $11.8 million for the three months ended September 30, 2004. Same store net sales, for stores open all of both periods, decreased $0.4 million for the three months ended September 30, 2005, or 3.6%, compared to the prior year. The increase in net sales was primarily due to new store openings in the second half of 2004 and January and April 2005. Our planned strategy was to remerchandise our stores with higher margin inventory, and therefore we slowed down shipments to our stores so that we could sell off our lower margin merchandise and thereby enable us to effectuate this conversion. The transition has taken longer than we anticipated and we incurred some execution problems including overstocking at our warehouse and reduced inventory at the store level. We continue to believe that our strategy is the correct one and that we will be able to increase both net sales and gross margin for the fourth quarter of this year. We have now resumed regular shipments to our stores and anticipate the negative trend in same store sales to reverse itself later this year. We have also resumed our profitable direct import program. During the 2005 period, approximately 28.0% of our sales were of produce, which has a much higher turnover than the other items sold in our stores. We anticipate that sales of produce will decrease in the future as a percentage of net sales due to increased purchasing of higher margin items.

During late October and early November, as a result of Hurricane Wilma, several of our stores and our main warehouse were closed due to loss of power. Some inventory had to be discarded and some stores suffered minor property damage, although all stores are now fully operational. Accordingly, we expect that fourth quarter results will be impacted by the hurricane.

Gross profit. Gross profit, which consists of total sales less cost of sales, increased $0.5 million, or 16.0%, to $3.8 million for the three months ended September 30, 2005 from $3.3 million for the three months ended September 30, 2004. As a percentage of net sales, gross profit decreased to 26.7% in the 2005 period from 27.7% in the 2004 period and was primarily attributable to a change in the product mix and cost variations. We traveled to the Far East in the third quarter to resume our direct import program, which we anticipate will increase our margin.

Selling, general and administrative. Selling, general and administrative expenses, or SG&A, which include operating expenses and depreciation and amortization, increased $1.0 million for the three months ended September 30, 2005, or 23.9%, to $5.2 million in the 2005 period from $4.2 million for the three months ended September 30, 2004 and was primarily attributable to increased wages and related benefits of $0.5 million, increased occupancy costs of $0.4 million and increased insurance expense of $0.1 million. The 2005 SG&A includes a $25,000 per quarter non-cash charge relating to deemed compensation of our principal shareholder and chief executive officer, who does not receive a cash salary.

Operating loss. Operating loss increased $0.4 million or 51.0%, to $1.4 million for the three months ended September 30, 2005 from $1.0 million in the 2004 period. As a percentage of net sales, operating loss was 10.1% in 2005 and 8.1% in 2004 and the increase is primarily attributable to the items discussed above.

Other (income) expense. Interest expense increased $0.2 million, or 177.8%, to $0.3 million for the three months ended September 30, 2005 from $0.1 million for the three months ended September 30, 2004. The increase was primarily attributable to increased borrowings and higher interest rates. As a percentage of net sales, interest expense increased 1.4%, to 2.5% in 2005 from 1.1% in 2004.

Net loss. As a result of the items discussed above, net loss increased $0.7 million, or 67.5%, to $1.8 million for the three months ended September 30, 2005 from $1.1 million for the three months ended September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Net sales. Net sales increased $7.8 million, or 23.2%, to $41.3 million for the nine months ended September 30, 2005 from $33.5 million for the nine months ended September 30, 2004. Same store net sales, for stores open all of both periods, decreased $2.0 million in the 2005 period, or 6.0%, compared to the prior year. The decrease in same store sales was primarily due to our planned strategy to remerchandise our stores with higher margin inventory, and therefore we slowed down shipments to our stores so that we could sell off our lower margin merchandise and thereby enable us to effectuate this conversion. The transition has taken longer than we anticipated and we incurred some execution problems including overstocking at our warehouse and reduced inventory at the store level. We continue to believe that our strategy is the correct one and that we will be able to increase both net sales and gross margin during the fourth quarter of this year. We have now resumed regular shipments to our stores and anticipate the negative trend in same store sales to reverse itself later this year. We have also resumed our profitable direct import program During the 2005 period, approximately 29.1% of our sales were of produce, which has a much higher turnover the other items sold in our stores. We anticipate that sales of produce will decrease as a percentage of net sales due to increased purchasing of higher margin items.

Gross profit. Gross profit, which consists of total sales less cost of sales, increased $1.9 million, or 20.2%, to $11.3 million for the nine months ended September 30, 2005 from $9.4 million for the nine months ended September 30, 2004. As a percentage of net sales, gross profit decreased to 27.2% in 2005 from 27.9% in 2004 and was primarily attributable to a change in the product mix and cost variations.

Selling, general and administrative. Selling, general and administrative expenses, or SG&A, which include operating expenses and depreciation and amortization, increased $3.5 million, or 30.6%, to $15.1 million for the nine months ended September 30, 2005 from $11.6 million for the nine months ended September 30, 2004 and was primarily attributable to increased wages and related benefits of $1.6 million, occupancy expenses of $1.3 million, insurance expense of $0.3 million and miscellaneous other expenses of $0.3 million, respectively.

Operating loss. Operating loss increased $1.7 million, or 74.3%, to $3.9 million for the nine months ended September 30, 2005 from $2.2 million for the nine months ended September 30, 2004. As a percentage of net sales, operating loss was 9.4% in the 2005 period compared to 6.6% in the 2004 period and was primarily attributable to the items discussed above.

Other (income) expense. Interest expense increased $0.4 million, or 113.7%, to $0.8 million for the nine months ended September 30, 2005 from $0.4 million for the nine months ended September 30, 2004. The increase was primarily attributable to increased borrowings and higher interest rates. As a percentage of net sales, interest expense increased 0.8%, to 1.9% in the 2005 period from 1.1% in the 2004 period.

Net loss. As a result of the items discussed above, net loss increased $2.0 million, or 80.6%, to $4.6 million for the nine months ended September 30, 2005 from $2.6 million for the nine months ended September 30, 2004.

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

      From inception on June 28, 1999 until the first closing of our public offering in February 2004, we were funded principally from loans provided by Raymond Zimmerman, our principal shareholder and bank loans personally guaranteed by Mr. Zimmerman, and did not have other external sources of financing. Virtually all of our fixed assets, including fixtures and equipment, were purchased using advances made to 99 Cent Stuff from Mr. Zimmerman. In September 2004, we had utilized all of the proceeds of the offering and borrowed $0.5 million from Mr. Zimmerman to fund fourth quarter growth. In November 2004 we borrowed an additional $250,000. During the nine months ended September 30, 2005 we borrowed $4.6 million from Mr. Zimmerman to fund operating losses and open new stores. These amounts bear interest at the prime rate plus 2% and are payable on December 31, 2006.

      At September 30, 2005, we had working capital of $0.3 million, and we had $0.4 million in borrowing availability. The Company's management believes that its current working capital financing, commitments from its principal shareholder, together with anticipated improvements in operating results, will be sufficient to meet operating and capital needs for the remainder of 2005.

      At September 30, 2005, Mr. Zimmerman had advanced an aggregate of $11.2 million, which was carried on the balance sheet as accounts payable and accrued expenses, related party. Interest was accrued at various rates from the prime rate to the prime rate plus 2%. Of this amount $5.0 million was converted into an unsecured convertible note. This note is due December 31, 2007 and bears interest at the prime rate. The note is convertible into common stock at the option of the holder at a conversion price equal to $5.00, subject to adjustment. We will have the right to prepay the note at any time.

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

     In February and March 2004, we paid down the lines by approximately $3.4 million from the proceeds of the public offering, but over the remainder of the year an additional $3.6 million was borrowed to fund expansion and operations. In March 2005, the bank agreed to extend the maturity of the loans from June 2005 to June 2007. Mr. Zimmerman agreed to fund up to an additional $3.5 million during 2005 for any operating shortfalls and has funded $4.6 million through September 30, 2005.

Net cash used by operations was $3.6 million for the nine months ended September 30, 2005 and $2.2 million for the nine months ended September 30, 2004. Net cash used by operations during the 2005 period included a net loss of $4.6 million, depreciation of $0.9 million and an increase in inventory of $1.0 million.. Net cash used by operations during the 2004 period included a net loss of $2.6 million, depreciation of $0.7 million an increase in inventory of $1.8 million and an increase in accounts payable of $1.2 million, offset by a decrease in accrued expenses of $0.2 million.

      Net cash used in investing activities for purchases of property and equipment was $1.0 million for the nine months ended September 30, 2005 and $1.5 million for the nine months ended September 30, 2004. The increase was principally attributable to new store openings.

      Net cash provided by financing activities was $4.6 million for the nine months ended September 30, 2005, primarily due to an increase in accounts payable and accrued expenses, related party of $4.6 million and the net decrease in borrowings under the line of credit by $0.2 million. Net cash provided by financing activities was $3.7 million for the nine months ended September 30, 2004, primarily due to $3.3 million from the sale of common stock in the public offering and a net decrease of borrowings of $0.3 million under a line of credit. We used all of the proceeds of the public offering in 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under the bank facility are based on variable rates. If the prime rate were to increase 1.0% in 2005 as compared to the rate at September 30, 2005, our total interest expense for 2005 would increase $0.2 million based on the outstanding balance at September 30, 2005. We do not hold any derivative instruments and do not engage in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

      The Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and is accumulated and communicated to management, including its principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

      There have been no changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 2. CHANGES IN SECURITIES

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

Dated: November 11, 2005