Form 10-K
period 2005-12-31
99 CENT STUFF INC
filed 2006-04-12
CIK 1176435

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                 _______________

                                    FORM 10-K
                                 _______________

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                           COMMISSION FILE NUMBER 0-50581

                                 _______________

                               99 CENT STUFF INC.
             (Exact name of registrant as specified in its charter)
                                 _______________

        FLORIDA                                         77-0398908
(State of incorporation)                  (IRS employer identification number)

                              1801 CLINT MOORE ROAD
                            BOCA RATON, FLORIDA 33487
                                 (561) 999-9815
    (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

         The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2005 was $3,300,000. The number of shares outstanding of the issuer's common stock as of March 1, 2006 was 5,833,950.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

================================================================================

                                     PART I
ITEM 1.  BUSINESS

OVERVIEW

         99 Cent Stuff is a Florida-based single-priced value retailer of primarily name-brand, consumable merchandise. Our stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality, closeout merchandise. Every product is sold at 99 cents, including extra value savings of two or three items for 99 cents. We feature consumer staples such as produce, milk, eggs and bread to encourage our customers to visit our stores frequently. We believe that our strategy of value cultivates customers as long-term clients of our stores by virtue of our assortment of consistently replenishable merchandise, branded goods, 99 cent pricing and convenient accessible locations. The value concept also increases the frequency of consumer visits and impulse purchases and reduces our exposure to seasonality and economic cycles. By offering merchandise in an attractive, convenient and familiar environment, we believe that our stores appeal to a wide demographic of customers.

         We opened our first store in 1999 and operate 18 retail stores in south Florida. Our 99 Cent Stuff stores are located in neighborhood shopping centers where consumers are more likely to do their regular household shopping. These stores have an average size of approximately 20,000 square feet and in 2005 average net sales per store was $3.4 million for stores open the full year. In 2005, our average sale per customer was $10.13.

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

         Emphasize "Name-Brands". We believe that customers visit our stores in search of name-brand consumable merchandise that can be purchased for 99 cents. During 2005, we purchased from more than 500 suppliers, including merchandise with the brand names General Mills, Colgate-Palmolive, Dial, Eveready Battery, Heinz, General Electric, Gerber Products, Gillette, Hershey Foods, Johnson & Johnson, Kraft General Foods, Lever Brothers, Mattel, Nabisco, Nestle, Pillsbury, Hunts, Del Monte, Procter & Gamble and Revlon.

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

         Effective Store Layout. Our stores are designed for visual appeal and functionality and are attractively merchandised, brightly lit and well-maintained. The stores are organized in a "supermarket" format with items in the same category grouped together. Our prototype stores average 20,000 square feet, which is significantly larger than most of our competitors. This size store allows us to more effectively display a wide assortment of merchandise, carry deep stock positions and provide customers with a more inviting and convenient environment that encourages customers to shop longer and buy more. Our stores feature central checkout lanes, scanning at point of sale and shopping carts.

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

EXPANSION STRATEGY

         The Florida market is rapidly growing and is the fourth most populous state, with over 17 million residents or approximately 6% of the nation's population. All of our current stores are in Miami-Dade, Broward, Palm Beach and Martin counties, which include Miami, Ft. Lauderdale and West Palm Beach. These densely populated counties have experienced high growth and are expected to continue to grow in the future. We currently plan to open at least two stores in 2006. We believe that we could open up to 25 additional locations in south Florida in the next few years. By continuing to focus our store openings in south Florida for the immediate future, we can leverage our brand awareness and take advantage of our existing warehouse and distribution facility and other management and operating efficiencies.

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

         The following table sets forth relevant information with respect to the growth of our existing 99 Cent Stuff store operations:

                                                                  YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------------------------
                                             2001           2002           2003           2004            2005
                                          -----------    -----------    -----------    ------------   -----------
     99 Cent Stuff Stores retail sales    $35,890,000    $38,661,000    $39,580,000    $47,147,000    $56,120,000
     99 Cent Stuff Stores annual sales      152.4%          7.7%           2.3%           19.1%          19.0%
     growth rate
     99 Cent Stuff Stores open at              8             10             11             11              15
     beginning of year
     99 Cent Stuff Stores open at end         10             11             11             15              18
     of year
     Average 99 Cent Stuff Stores         $3,678,000     $3,654,000     $3,871,000     $4,164,000      $3,358,000
     sales per store for stores open
     the full year

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

         Store Characteristics. All 18 of our 99 Cent Stuff stores are located in south Florida. Our stores average 20,000 square feet. We currently target new store locations of 20,000 square feet. The larger stores allow us to more effectively display a wider assortment of merchandise, carry deeper stock positions and provide customers with a more inviting and convenient environment that encourages customers to shop longer and buy more.

         The stores are located in neighborhood shopping centers where consumers are more likely to do their regular household shopping. The stores are located primarily in more densely populated, demographically diverse neighborhoods. Five of the stores are in Miami-Dade County, five are in Palm Beach County, seven are in Broward County and one in Martin County.

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

         Store Management. Typically a store is staffed with a manager and an assistant manager. We currently employ one district manager responsible for store operations. In the future, each district manager will be responsible for approximately fifteen stores. The store managers report to the district manager and the district manager report to the CEO. The district manager visits each store at least twice a week and focuses on the implementation of policies, operations and merchandising philosophy. The district manager also helps train store management and assists store management with scheduling.

         Advertising/Promotion. To date, we have done limited advertising. Initial awareness of new store openings is created using local newspaper "grand opening" ads and pre-opening handout flyers. For future store openings, we plan to use a grand opening promotional campaign that will include distribution of an advertising flyer. Our stores feature bright colorful signage to grab customers' attention and emphasize everyday values. We also use in-store coupons to entice customers to purchase multiple items and to return for future purchases of the same item.

         New Store Costs. The total cost of a new store ranges from approximately $350,000 to $500,000. The capital investment for each new store ranges from $150,000 to $300,000, depending on landlord allowances and existing improvements, and a least $200,000 required for opening inventory. We also spend approximately $30,000 for pre-opening expenses.

PURCHASING

         Our purchasing department staff consists of five buyers. Substantially all merchandise buying decisions are made at headquarters. We believe a primary factor contributing to our success will be our ability to identify and take advantage of opportunities to purchase merchandise with high customer interest at lower than regular wholesale prices. We purchase most of our merchandise from wholesalers, manufacturers, importers and other retailers. All of our purchases are for cash. Over time, we expect that our purchases directly from the manufacturer will increase substantially to up to 50% of our purchases. We continually seek to develop new sources of merchandise primarily by attending industry trade shows, and through advertising, marketing brochures and referrals. Our buyers also regularly travel to New York, Los Angeles, Chicago, Las Vegas and the Far East to source identify, inspect and purchase new merchandise.

         We do not have any contracts for the purchase of merchandise and we continuously seek out buying opportunities from both existing suppliers and new sources. Other than our produce supplier, which represented approximately 28% of our total purchases due to the high turnover of inventory, no single supplier accounted for more than 5% of total purchases in 2005. During 2005, we purchased from more than 500 suppliers, including merchandise with the General Mills, Colgate-Palmolive, Dial, Eveready Battery, Heinz, General Electric, Gerber Products, Gillette, Hershey Foods, Johnson & Johnson, Kraft General Foods, Lever Brothers, Mattel, Nabisco, Nestle, Pillsbury, Hunts, Del Monte, Procter & Gamble and Revlon brand names. Some purchases are directly from the manufacturer and some are from suppliers and distributors.

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

         During 2005 our buyers traveled to the Far East and increased our direct importing of goods, which we have higher margins. During the year we also determined to remerchandise our stores with higher margin inventory, and therefore we slowed down shipments to our stores so that we could sell off our lower margin merchandise and thereby enable us to effectuate this conversion. The transition has taken longer than we anticipated and we incurred some execution problems including overstocking at our warehouse and reduced inventory at the store level.

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

         We intend to upgrade our information management technology in the future to better manage our inventories for growth beyond 25 stores. The new systems implemented in this project will provide us with valuable sales information to assist our buyers and improve merchandise allocation to our stores. Controlling our inventory levels will result in more efficient distribution and store operations.

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

TRADEMARKS AND SERVICE MARKS

         The trademark "99 Cent Stuff" has been registered in the Supplemental Register. The other trademarks we own and use in connection with our goods and services are not registered. There are several federally-registered trademarks containing "99 Cents" and the owners of these trademarks may challenge the use of our name and other marks which include "99 Cent". If challenged, we may be forced to change the name of our stores and our other marks. We cannot assure you that we will have the right to use our current name and other marks in the future. Management believes that our current name and other trademarks have name recognition value in our market but are not critical elements of our merchandising strategy. We have applied for trademarks for some of our names but cannot assure you that they will be granted.

EMPLOYEES

         At March 10, 2006, we had 525 employees of whom 471 were in our retail operations, 35 in our warehouse and distribution facility and 19 in our corporate offices. None of our employees is party to a collective bargaining agreement. We consider relations with our employees to be good. We offer certain benefits, including health insurance, to our full time employees.

ITEM 1A.   RISK FACTORS

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

WE HAVE HAD LOSSES SINCE INCEPTION IN 1999, WHICH HAS AFFECTED OUR WORKING CAPITAL.

         We had losses of $6.6 million in 2005, $3.6 million in 2004 and $3.7 million in 2003. We cannot assure you that we will have a profit in 2006 or any future year. Due to these losses, we had a negative working capital of $0.9 million and a shareholders' deficit of $14.9 million at December 31, 2005 and have continued to need cash for operations. The negative working capital amount excludes approximately $11.8 million owed to Raymond Zimmerman, our chairman and principal shareholder. Our losses since inception in 1999 were due to

     o    costs associated with the opening of all of its stores,
     o inability from time to time to properly purchase inventory and stock the stores due to cash shortfalls,
     o costs associated with establishing our warehouse and corporate operations,
     o costs associated with developing and implementing our information technology systems for the warehouse and stores, and
     o    interest on loans to Mr. Zimmerman and our bank.

OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION.

         Because of the uncertainties in its ability to satisfy its future capital needs, our auditors' report on its financial statements for the year ended December 31, 2005 contains an explanatory paragraph about its ability to continue as a going concern

WE WILL BE UNABLE TO GENERATE PROFITS UNLESS WE INCREASE OUR GROSS MARGINS AND VOLUME.

         The key to achieving profitability in the value business is to be able to rapidly purchase goods and be able to pay within terms in order to obtain the lowest prices. Given our operating expenses, we need to increase our gross margins in order to be profitable.

WE HAVE BEEN FINANCIALLY DEPENDENT ON OUR PRINCIPAL SHAREHOLDER FOR MUCH OF OUR CAPITAL.

         Since inception in 1999, we have been funded principally from loans provided by Raymond Zimmerman, our principal shareholder and bank loans personally guaranteed by Mr. Zimmerman. Other than the public offering in 2004 that raised approximately $3.4 of net proceeds, we have not generally relied upon other external sources of financing. Although Mr. Zimmerman converted $14.6 million to equity in 2003, he is still owed approximately $11.8 million and has ongoing personal guarantees of $6.0 million of bank loans and several of our property leases. Mr. Although Mr. Zimmerman has provided $1.2 million of advances through March 27, 2006, he has not committed to provide any additional capital during the remainder of 2006 to fund any current period deficits in operating cash flow. While Mr. Zimmerman has indicated that he will continue the guarantees indefinitely, his failure to continue these guarantees will cause the loans and leases to default and thus materially harm our financial position if we were unable to renegotiate acceptable terms.

WE WILL NEED ADDITIONAL CAPITAL TO IMPLEMENT OUR LONG TERM PLANS.

         We will need additional capital if we are to implement our long-term expansion plans. It is also possible that we will be unable to obtain the additional funding when we need it. If we are unable to obtain additional funding as and when needed, we could be forced to delay opening new stores. Additional capital could be raised through the sale of additional equity or debt securities or the exercise of warrants. Additional equity may be obtained on terms that may be dilutive to existing investors.

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

         We also cannot assure you that when we open new stores, we will improve our results of operations. A variety of factors, including store location, store size, rental terms, the level of store sales and the level of initial advertising influence if and when a new store becomes profitable. We cannot assure you that our new stores will achieve acceptable sales per saleable square foot and store-level operating margins. If our new stores on average fail to achieve these results, our planned expansion could produce a decrease in our overall sales per saleable square foot and store-level operating margins. Increases in the level of advertising and pre-opening expenses associated with the opening of new stores could also contribute to a decrease in our operating margins. Finally, the opening of new stores in existing markets may reduce retail sales of existing stores in those markets, negatively affecting comparable store sales.

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

ALL OF OUR OPERATIONS ARE IN SOUTH FLORIDA, LEAVING US VULNERABLE TO EVENTS SPECIFIC TO THIS REGION.

         All of our 99 Cent Stuff Stores are currently located in south Florida. Accordingly, our results of operations and financial condition largely depend upon trends in the south Florida economy. Although this region's economy has remained strong, this trend may not continue and retail spending could decline in the future. At times, natural disasters such as hurricanes and other events have disrupted the local economy. These events could also pose physical risks to our properties.

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

         Although we believe our relationships with our suppliers are good, we do not have any written agreements with any supplier. As a result, we must continuously seek out buying opportunities from our existing suppliers and from new sources. We compete for these opportunities with other wholesalers and retailers, value, discount and deep-discount chains, mass merchandisers, food markets, drug chains, club stores and various privately-held companies and individuals. One of our suppliers provided approximately 28% of our total purchases in 2005. Although we do not depend on this or any other single supplier or group of suppliers, a disruption in the availability of merchandise at attractive prices could impair our business.

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

OUR OPERATING RESULTS MAY FLUCTUATE AND MAY BE AFFECTED BY SEASONAL BUYING PATTERNS, COMPARABLE STORE SALES AND OTHER FACTORS.

         Historically, our highest revenues and operating income have occurred during months with major holidays such as Christmas and Easter, which affect our operating results. In addition to seasonality, many other factors may cause our results of operations to vary significantly from quarter to quarter. If we miscalculate the demand for our products generally or for our product mix during peak periods, our revenues could decline, resulting in excess inventory, which could harm our margins and cash flow. Some of these factors are beyond our control. These factors include:

     o    the timing of new store openings;
     o    the integration of new stores into our operations;
     o    the level of pre-opening expenses associated with new stores;
     o general economic health of the value and deep-discount retail industries;
     o    changes in the mix of products sold;
     o    unexpected increases in shipping costs;
     o    ability to successfully manage our inventory levels;
     o    changes in our personnel;
     o    fluctuations in the amount of consumer spending; and
     o the amount and timing of operating costs and capital expenditures relating to the growth of our business.

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


OUR FINANCIAL RELIANCE ON OUR PRIMARY SHAREHOLDER MAY ACT AS AN IMPEDIMENT TO A CHANGE OF CONTROL.

         We owe Raymond Zimmerman approximately $11.8 million for advances he has made. Approximately $5.0 million of this amount is convertible into common stock at $5.00 per share. He is also the guarantor on our bank loans and property leases. Mr. Zimmerman's ability to cancel his guarantees could act as an impediment to a change of control of the company at such time as Mr. Zimmerman would beneficially own less than a majority of the outstanding common stock.

THERE IS A LIMITED MARKET FOR OUR COMMON STOCK.

         Our common stock has historically traded on a limited basis. If we are not able to develop an active public trading market for the shares, investors may have limited liquidity and may be forced to hold the shares for an indefinite period of time.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

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

                                                                       SALEABLE SQUARE
LOCATION                                   GROSS SQUARE FEET                FEET                    DATE OPENED
------------------------------------      --------------------       --------------------       --------------------
  Miami                                         24,207                     18,155                  October 1999
  South Miami                                   22,000                     16,500                  October 1999
  Boynton Beach                                 19,590                     14,693                  October 1999
  Lake Worth                                    19,360                     17,000                  December 2000
  West Palm Beach                               19,235                     14,520                  January 2001
  Coral Springs                                 20,432                     14,426                  December 2000
  Deerfield Beach                               44,000                     28,000                  January 2001
  North Miami                                   17,760                     15,000                   April 2001
  Commercial                                    22,772                     17,000                    May 2002
  Northlake                                     12,000                     11,000                    June 2003


                                                                       SALEABLE SQUARE
LOCATION                                   GROSS SQUARE FEET                FEET                    DATE OPENED
------------------------------------      --------------------       --------------------       --------------------

  Jensen Beach                                  27,109                     22,109                    June 2004
  Pembroke Pines                                27,109                     22,109                    July 2004
  Hialeah                                       20,560                     15,560                   August 2004
  Pembroke Pines East                           12,000                     11,000                  December 2004
  Kendall                                       19,709                     16,000                  January 2005
  Deerfield Beach East                          11,200                     10,000                   April 2005
  Lauderdale Lakes                              23,744                     20,744                   August 2005
  Boca Raton                                    35,922                     26,000                  November 2005
  Miami Warehouse                               64,000                        -                   September 2004
  Boca Raton Corporate Office                    4,300                        -                     August 2003

         The initial terms of the leases expire from 2006 to 2015 and the base rent varies from $2.75 to $13.25 per square foot. Most of the leases have renewal options. Some of our leases are currently guaranteed by Raymond Zimmerman, our chairman and principal shareholder. Mr. Zimmerman is paid a fee equal to 2% of the amounts guaranteed.

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

COMMON STOCK
                 2003                               HIGH              LOW
                                                 ----------        ----------
                 January 1 to March 31             $10.80           $  4.80
                 April 1 to June 30                $12.00           $  7.20
                 July 1 to September 30           $  9.75           $  6.05
                 October 1 to December 31          $ 9.60            $ 5.10
                 2004
                 January 1 to March 31             $6.05             $5.00
                 April 1 to June 30                $5.35             $4.60
                 July 1 to September 30            $6.50             $4.65
                 October 1 to December 31          $5.90             $5.00
                 2005
                 January 1 to March 31             $5.45             $5.10
                 April 1 to June 30                $5.10             $3.10
                 July 1 to September 30            $3.10             $2.35
                 October 1 to December 31          $2.66             $0.82

WARRANTS
                 2004
                 January 1 to March 31              $1.00             $.85
                 April 1 to June 30                 $1.10            $1.10
                 July 1 to September 30             $1.60            $1.60
                 October 1 to December 31           $1.35            $1.35
                 2005
                 January 1 to March 31              $1.50            $1.13
                 April 1 to June 30                 $1.10            $0.35
                 July 1 to September 30             $0.30            $0.21
                 October 1 to December 31           $0.25            $0.15

         As of March 15, 2006, there were approximately 390 record holders of the Common Stock. In addition, there were approximately 700 shareholders in street name whose shares are held in the name of other nominees. The transfer agent for the common stock is Signature Stock Transfer, Inc., Dallas, Texas.

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

RECENT SALES OF UNREGISTERED SECURITIES

         None

ITEM 6.    SELECTED FINANCIAL DATA

                                       (in thousands, except per share numbers)

                                2001       2002        2003        2004        2005
                             --------    --------    --------    --------    --------
STATEMENT OF OPERATIONS
DATA

   Net sales                 $ 35,889    $ 38,661    $ 39,580    $ 47,147    $ 56,120
   Cost of goods sold          26,261      28,683      28,583      33,975      40,968
                             --------    --------    --------    --------    --------

   Gross profit                 9,628       9,978      10,997      13,172      15,152

   Selling, general
   administrative expenses     14,558      14,035      13,552      16,260      20,758
                             --------    --------    --------    --------    --------

   Loss from operations        (4,930)     (4,057)     (2,555)     (3,088)     (5,606)

   Other expense                1,581       1,288       1,160         470       1,017
                             --------    --------    --------    --------    --------

   Net loss                  $ (6,511)   $ (5,345)   $ (3,715)   $ (3,558)   $ (6,623)
                             ========    ========    ========    ========    ========

   Net loss per share        $  (1.37)   $  (1.13)   $  (0.77)   $  (0.62)      (1.14)
                             ========    ========    ========    ========    ========

   Weighted average
   common
   shares outstanding           4,750       4,750       4,833       5,747       5,834



                                2001       2002        2003        2004        2005
                             --------    --------    --------    --------    --------
BALANCE SHEET DATA (1):

   Working capital
   (deficit)                $ (3,254)   $ (1,157)   $   (247)   $ (5,841)   $   (916)
   Total assets                7,881       5,817       5,732       7,805       7,637
   Total long term debt           --       6,876      10,570       6,059    $ 17,429
   Total equity (deficit)   $    661    $ (4,684)   $ (8,069)   $ (8,333)   $(14,856)

------------
(1) The balance sheet data has been restated to give retroactive effect to the conversion of a related party notes payable and accrued interest to shareholders' equity of $14,592 at December 31, 2001 and 2002.

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

         We operate 18 retail stores in south Florida. We opened our first three stores in 1999, four stores in 2000, two stores in 2001, one in 2002, one in 2003, four in 2004 and three in 2005. In the past, as part of our strategy to expand retail operations, we have opened new stores in close proximity to existing stores so that would be more efficient in distribution, marketing and branding. We have built corporate and warehouse support staff and systems that we believe can handle our planned expansion. As a result of our start-up costs, operating costs and these expenses, we have recorded losses since inception.

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

         Inventory: Our accounting for inventory and cost of goods sold requires us to estimate the value of such assets and cost of such assets sold and to continually assess whether such assets are impaired and the cost of goods sold is presented fairly. We believe that at December 31, 2005 and December 31, 2004 no inventory was impaired.

         Further information is provided in Note 2 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Net sales. Net sales increased $9.0 million, or 19.0%, to $56.1 million in 2005 from $47.1 million in 2004. Same store net sales, for stores open all of both periods, decreased $4.5 million in 2005, or 9.6%, compared to the prior year. The increase in net sales was primarily due to new store openings in the second half of 2004 and 2005. The decrease in same store sales is primarily due to our planned strategy to remerchandise our stores with higher margin goods and therefore we slowed down inventory shipments to our stores to allow us to effectuate this conversion, which was completed in June 2005. In addition, higher gasoline prices and the lingering effects of Hurricane Wilma adversely affected the fourth quarter of the year. During 2005, approximately 28.0% of our sales were of produce, which has a much higher turnover but lower margins than other items sold in our stores. We anticipate that sales of produce will decrease as a percentage of net sales due to increased purchasing of higher margin items. We have resumed our direct import program from the Far East and anticipate increased margins in 2006.

Gross profit. Gross profit, which consists of net sales less cost of goods sold, increased $2.0 million, or 15.0%, to $15.2 million in 2005 from $13.2 million in 2004. As a percentage of net sales, gross profit decreased to 27.0% in 2005 from 27.9% in 2004 and was primarily attributable to a change in the product mix and cost variations.

Selling, general and administrative. Selling, general and administrative expenses, or SG&A, which include operating expenses and depreciation and amortization, increased $4.5 million, or 27.7%, to $20.8 million in 2005 from $16.3 million in 2004 and was primarily attributable to increased wages and related benefits of $1.7 million, occupancy costs of $1.8 million, hurricane expenses of $0.3 million including spoilage, property damage and clean-up, store supplies of $0.2 million, insurance expense of $0.2 million, and depreciation and amortization of $0.2 million.

Operating loss. Operating loss increased $2.5 million, or 81.5%, to $5.6 million in 2005 from $3.1 million in 2004. As a percentage of net sales, operating loss was 9.9% in 2005 and 6.5% in 2004 and is primarily attributable to the items discussed above.

Other (income) expense. Interest expense increased $0.6 million, or 104.8%, to $1.1 million in 2005 from $0.5 million in 2004. The increase is attributable to increased borrowings and higher interest rates that increased from 4% in the first quarter of 2004 to 7.25% in the fourth quarter of 2005.

Net loss. As a result of the items discussed above, net loss increased $3.0 million, or 86.1%, to $6.6 million in 2005 from $3.6 million in 2004.

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

         From inception on June 28, 1999 until the first closing of our public offering February 2004, we were funded principally from loans provided by Raymond Zimmerman, our principal shareholder and bank loans personally guaranteed by Mr. Zimmerman, and did not have other external sources of financing. Virtually all of our fixed assets, including fixtures and equipment, were purchased using advances made to 99 Cent Stuff from Mr. Zimmerman. In September 2004, we had utilized all of the proceeds of the offering have borrowed $.75 million in 2004, $4.9 million in 2005 and $1.2 million through March 27, 2006. These amounts bear interest at the prime rate plus 2% and are payable on December 31, 2006.

         At December 31, 2005, we had negative working capital of $0.9 million. At that date we had no cash and $0.4 million in borrowing availability.

         At December 31, 2005, Mr. Zimmerman had advanced an aggregate of $11.8 million, which was carried on the balance sheet as accounts payable and accrued expenses, related party. Interest was accrued at various rates equal to the prime rate to the prime rate plus 2%. Of this amount $5.0 million was converted into an unsecured convertible note. This note was originally due December 1, 2005 and has been extended to December 31, 2007 and bears interest at the prime rate. The note is convertible into common stock at the option of the holder at a conversion price equal to $5.00, subject to adjustment. We will have the right to prepay the note at any time.

         Mr. Zimmerman has personally guaranteed our aggregate $6.0 million lines of credit with Bank of America. As a result of these guarantees, the interest rate on these lines has been prime minus 1%, which we believe would be several points higher without the guarantee. As a result of the personal guarantees, these lines of credit do not have any financial covenants or ratios and the only events of default are standard payment defaults. Mr. Zimmerman has also guaranteed some of our property leases. The lease guarantees expire on various dates in 2008. We have been accruing guarantee fees of 2% of the lines of credit and the guaranteed property leases. The accrued fees of $0.1 million as of December 31, 2005 have been included in the accounts payable and accrued expenses, related party.

         At December 31, 2005, approximately $0.4 million was available under our credit lines. In March 2005, the bank agreed to extend the maturity of the loans from June 2005 to June 2007. Mr. Zimmerman agreed to fund up to an additional $3.5 million during 2005 for any operating cash flow shortfalls and funded $4.9 million during the year. As a result, in 2005 these loans were reclassified to long-term liabilities.

         Although Mr. Zimmerman has provided $1.4 million of advances through March 31, 2006, he has not committed to provide any additional capital during the remainder of 2006 to fund any current period deficits in operating cash flow. Other than the existing Bank of America lines of credit, there are not currently any other borrowing arrangements or commitments for any capital. We are currently seeking additional financing and are in discussions with an investment banking firm, which is currently soliciting interest from institutional investors in a private placement. We may not be able to raise additional funds when needed, or on acceptable terms, or at all. Also, any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants.

         The Company is dependent on the above sources of financing to meet its future obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         Net cash used in operations was $3.6 million in 2005 and $2.6 million in 2004. Net cash used in operations during 2005 included a net loss of $6.6 million, accrued interest, related party of $0.8 million, depreciation of $1.2 million, an increase in accounts payable of $0.5 million and an increase in accrued expenses of $0.4 million. Net cash used by operations during the 2004 period included a net loss of $3.6 million, depreciation of $1.0 million, an increase in inventory of $1.2 million, accounts payable of $1.2 million and accrued interest, related party of $0.4 million. Inventory was increased during in 2004 as proceeds from the offering were used to increase inventory levels in all stores and to provide inventory for the new stores opened in 2004.

         Net cash used in investing activities for purchases of property and equipment was $1.1 million in 2005 and $1.8 million in 2004.

         Net cash provided by financing activities was $4.7 million in 2005, primarily due to increases in accounts payable and accrued expenses, related party of $4.9 million. Net cash provided by financing activities was $4.3 million in 2004, primarily due to $3.3 million from the sale of common stock in the public offering and increases in accounts payable and accrued interest, related party of $0.8 million. We used all of the proceeds of the public offering in 2004 for increased working capital and store expenses.

         Our future capital expenditures will depend primarily on the number and timing of new stores we open. We plan to open two additional new stores during 2006. Net capital expenditures for a new store are expected to average approximately $150,000 to $300,000, depending on landlord allowances and existing improvements. The average inventory investment for a new store is approximately $200,000. Pre-opening expenses, such as marketing, salaries, supplies and utilities, are expected to average approximately $30,000 per new store and are expensed as incurred. Total cost of a new store ranges from $350,000 to $500,000.

         In connection with store openings, we own store fixtures sufficient to equip and open two new stores. Accordingly,our projected capital expenditure needs in 2006 are not material.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following tables summarize our contractual obligations and commercial commitments as of December 31, 2005:

                                                             PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                                         -----------------------------------------------
            SIGNIFICANT CONTRACTUAL OBLIGATIO   TOTAL    WITHIN 1YEAR  2-3 YEARS  4-5 YEAR  AFTER 5 YEARS
            ---------------------------------  -------   ------------  ---------  --------  ------------
            Operating Leases                   $15,739     $3,308       $5,960    $3,802      $2,669
            Capital Leases                         --

         We are committed under noncancelable operating leases for all store and office spaces, expiring at various dates through 2015. These leases generally provide minimum rent plus payments for real estate taxes and operating expenses, subject to escalations. We do not have any capital leases.

         We moved to a larger warehouse facility in 2004. Our current warehouse facility should be sufficient at least through 2007.

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

         In November 2004, the FASB issued SFAS No. 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company but believes that it will not have a material impact on its financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment," that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. The estimated share-based compensation from the adoption of SFAS No. 123R for the years ending December 31, 2006, 2007, 2008 and 2009 are $118, $54, $11 and $2, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under the bank facility are based on variable rates. If the prime rate were to increase 1.0% in 2006 as compared to the rate at December 31, 2005, our interest expense for 2006 would increase $0.1 million based on the outstanding balance at December 31, 2005. We do not hold any derivative instruments and do not engage in hedging activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are included in this Form 10-K following the signature pages.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

         The Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to management, including its principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

         There have been no changes in the Company's internal controls or in other factors during the period covered by the report that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

There is no other information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2005 that we did not report.

                                    PART III

Because we will file a Proxy Statement within 120 days after the end of the fiscal year ending December 31, 2005, this Annual Report on Form 10-K omits certain information required by Part III and incorporates by reference certain information included in the Proxy Statement.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) The following documents are filed as a part of this report:

          1.   Consolidated Financial Statements:

          2.   Financial Statement Schedules:

          3.   Exhibits:

EXHIBIT NUMBER        EXHIBIT DESCRIPTION
-------------         ----------------------------------------------------------

2.1*                  Agreement between iVideoNow, Inc. and 99 Cent Stuff, LLC
                      dated as of July 1, 2003
3.1(1)                Articles of Incorporation
3.2(2)                Amendment to Articles of Incorporation
3.3(3)                Bylaws
3.4 (5)               Articles of Incorporation (Florida)
4.2 (5)               Warrant Agreement
4.3(4)                Underwriter's Unit Purchase Option
10.1(4)               2003 Equity Incentive Plan
10.2(4)               Lease for Beacon Warehouse

31.1                  Certification by the Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

31.2                  Certification by the Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                  Certificate of the Chief Financial Officer pursuant to
                      Section  906 of the Sarbanes-Oxley Act of 2002

--------------
(1) Incorporated by reference from Exhibit 3 (i) to Registrant's Form 10-SB12G filed June 14, 1999
(2) Incorporated by reference to Registrant's Form 10-QSB filed on November 21, 2001
(3) Incorporated by reference from Exhibit 3 (iii) to Registrant's Form 10-SB12G filed June 14, 1999
(4) Incorporated by reference from the Registration Statement on Form S-1 (File No. 333-92048) filed by 99 Cent Stuff, Inc. on September 6, 2002.
(5) Incorporated by reference from the Registration Statement on Form S-1 (File No. 333-108517) filed by 99 Cent Stuff, Inc. on September 4, 2003

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

Date: April 11, 2006


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

          SIGNATURE                       TITLE                       DATE
---------------------------        ----------------------        --------------

/s/ RAYMOND ZIMMERMAN              Chairman of the Board         April 11, 2006
--------------------------         and Chief Executive
                                   Officer
Raymond Zimmerman

/s/ BARRY BILMES                   Chief Financial Officer       April 11, 2006
-------------------------          and Principal Accounting
Barry Bilmes                       Officer

/s/ KEVIN KEATING                  Director                      April 11, 2006
------------------------
Kevin Keating

/s/ NATHAN LIGHT                   Director                      April 11, 2006
------------------------
Nathan Light

                               99 CENT STUFF, LLC

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX



Report of Registered Public Accounting Firm.............................    F-2

Consolidated Financial Statements:

     Consolidated Balance Sheets at December 31, 2005 and 2004 .............F-3

     Consolidated Statements of Operations for
     the years ended December 31, 2005, 2004 and 2003 ....................  F-4

     Consolidated Statements of Changes in Shareholders'
     Equity (Deficit) for the Years Ended December 31, 2005,
     2004 and 2003........................................................  F-5

     Consolidated Statements of Cash Flows for the years ended
     December 31, 2005, 2004 and 2003 ....................................  F-6

Notes to Consolidated Financial Statements..............................    F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors and Shareholders
99 Cent Stuff, Inc. and Subsidiaries


We have audited the accompanying balance sheets of 99 Cent Stuff, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 99 Cent Stuff, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Daszkal Bolton LLP

Boca Raton, Florida
March 17, 2006

99 CENT STUFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(AMOUNTS IN THOUSANDS)
================================================================================

                                                                  2005           2004
                                                                --------       --------
                                     ASSETS

Current assets:
     Cash                                                       $     --       $     --
     Inventory, net                                                3,643          3,771
     Prepaid expenses and other assets                               505            467
                                                                --------       --------
             Total current assets                                  4,148          4,238
                                                                --------       --------

Property and equipment, net                                        3,327          3,396
                                                                --------       --------
Other assets:
     Security deposits                                               162            171
                                                                --------       --------
             Total assets                                       $  7,637       $  7,805
                                                                ========       ========


                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Lines of credit                                            $     --       $  5,798
     Cash overdraft                                                   81            115
     Accounts payable                                              4,149          3,698
     Accrued expenses                                                834            468
                                                                --------       --------
             Total current liabilities                             5,064         10,079
                                                                --------       --------
Long term liabilities:
     Accounts payable and accrued expenses, related party          6,804          6,059
     Shareholder loan payable                                      5,005             --
     Lines of credit                                               5,620             --
                                                                --------       --------
             Total long term liabilities                          17,429          6,059
                                                                --------       --------
             Total liabilities                                    22,493         16,138
                                                                --------       --------
Commitments and Contingencies

Shareholders' deficit:
     Preferred stock, $.01 par value, 5,000,000 shares
         authorized, -0- issued and outstanding                       --             --
     Common stock, $.001 par value, 50,000,000 shares
         authorized 5,833,950 issued and outstanding at
         December 31, 2005 and 2004                                    6              6
     Additional paid-in capital                                   (3,847)        (3,947)
     Accumulated deficit                                         (11,015)        (4,392)
                                                                --------       --------
             Total shareholders' deficit                         (14,856)        (8,333)
                                                                --------       --------
             Total liabilities and shareholders' deficit        $  7,637       $  7,805
                                                                ========       ========

      See the accompanying notes to the consolidated financial statements.

99 CENT STUFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
DECEMBER 31, 2005, 2004 AND 2003
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
================================================================================

                                                        2005           2004           2003
                                                      --------       --------       --------
Net sales                                             $ 56,120       $ 47,147       $ 39,580

Cost of goods sold                                      40,968         33,975         28,583
                                                      --------       --------       --------
Gross profit                                            15,152         13,172         10,997

Selling, general and administrative expense             20,758         16,260         13,552
                                                      --------       --------       --------
Loss from operations                                    (5,606)        (3,088)        (2,555)
                                                      --------       --------       --------
Other income (expense):
    Other income                                            91             71             55
    Interest expense                                    (1,108)          (541)        (1,215)
                                                      --------       --------       --------
        Total other income (expense)                   (1,017)          (470)        (1,160)
                                                      --------       --------       --------
Net loss                                              $ (6,623)      $ (3,558)      $ (3,715)
                                                      ========       ========       ========

Loss per share:
    Net loss per share, basic and diluted             $  (1.14)      $  (0.62)      $  (0.77)

    Weighted average number of common and common
      equivalent shares outstanding
      - basic and diluted                                5,834          5,747          4,833


      See the accompanying notes to the consolidated financial statements.

99 CENT STUFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(AMOUNTS IN THOUSANDS)
================================================================================

                                                         Common Stock       Additional
                                                     -------------------     Paid-In
                                                      Shares      Amount      Capital      Deficit      Total
                                                     --------    --------    --------     --------     --------
Balance, December 31, 2002                              4,750    $      5    $ (4,689)    $     --     $ (4,684)

Net loss for the period January 1, 2003 through
September 2, 2003 (see Note 9)                             --          --      (2,881)          --       (2,881)

Common stock issued in reorganization                     250          --          --           --           --

Conversion of related party payable                        66          --         330           --          330

Net loss for the period September 3, 2003 through
December 31, 2003 (see Note 9)                             --    $     --    $     --     $   (834)    $   (834)
                                                     --------    --------    --------     --------     --------
Balance, December 31, 2003                              5,066    $      5    $ (7,240)    $   (834)    $ (8,069)

Sale of common stock, net of expenses                     767           1       3,293           --        3,294

Net loss                                                   --          --          --       (3,558)      (3,558)
                                                     --------    --------    --------     --------     --------
Balance, December 31, 2004                              5,833           6      (3,947)      (4,392)      (8,333)

Contributed services of chief executive officer            --          --         100           --          100

Net loss                                                   --          --          --       (6,623)      (6,623)
                                                     --------    --------    --------     --------     --------
Balance, December 31, 2005                              5,833    $      6    $ (3,847)    $(11,015)    $(14,856)
                                                     ========    ========    ========     ========     ========






      See the accompanying notes to the consolidated financial statements.

99 CENT STUFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(AMOUNTS IN THOUSANDS)
================================================================================

                                                              2005         2004         2003
                                                            --------     --------     --------
Cash flows from operating activities:
     Net loss                                               $ (6,623)    $ (3,558)    $ (3,715)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                         1,151          974          850
         Interest accrued on payables, related party             815          388        1,053
         Contributed services of chief executive officer         100           --           --
         (Increase) decrease in:
            Prepaid expenses and other assets                    (38)         (40)        (145)
            Inventory                                            128       (1,240)        (345)
            Security deposits                                      9          (30)          26
         Increase (decrease) in:
            Accounts payable                                     451        1,204         (102)
            Accrued expenses                                     366         (269)         141
                                                            --------     --------     --------
Net cash used in operating activities                         (3,641)      (2,571)      (2,237)
                                                            --------     --------     --------
Cash flows used in investing activities:
     Purchase of property and equipment                       (1,082)      (1,763)        (275)
                                                            --------     --------     --------
Cash flows from financing activities:
     Increase in accounts payable and accrued expenses,
         related party                                         4,935          750          523
     Increase (decrease) in cash overdraft                       (34)         115         (433)
     Borrowings under lines of credit                         13,460       16,102       17,347
     Repayments under lines of credit                        (13,638)     (15,952)     (14,899)
     Sale of common stock, net of expenses                        --        3,293           --
                                                            --------     --------     --------
Net cash provided by financing activities                      4,723        4,308        2,538
                                                            --------     --------     --------
Net increase (decrease) in cash                                   --          (26)          26

Cash at beginning of year                                         --           26           --
                                                            --------     --------     --------
Cash at end of year                                         $     --     $     --     $     26
                                                            ========     ========     ========

Supplemental cash flow information:
     Interest paid                                          $    343     $    139     $    145
                                                            ========     ========     ========
Non-cash transactions
     Conversion of related party payable to equity          $     --     $     --     $    330
                                                            ========     ========     ========

      See the accompanying notes to the consolidated financial statements.

99 CENT STUFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS)
================================================================================

NOTE 1 - DESCRIPTION OF BUSINESS, RECAPITALIZATION AND BASIS OF PRESENTATION
----------------------------------------------------------------------------

99 Cent Stuff, Inc. (the "Company") was originally organized under the laws of the State of Delaware on June 28, 1999 as a limited liability company. In September 2003, the Company merged with a public shell, iVideoNow, Inc., and became a C Corporation. The Company is a specialty, single-priced retailer that primarily targets individuals and small businesses with one-stop shopping for food, produce, consumable hard lines, health and beauty aids, novelty and impulse items. The Company was operating retail outlets in nineteen locations at December 31, 2005 and fifteen locations at December 31, 2004 and eleven location at December 31, 2003. The locations are separately incorporated as limited liability companies and are wholly owned by the Company. All of the stores are in southeast Florida.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Company considers all investments with original maturities of three months or less and credit and debit card receivables to be cash equivalents. At December 31, 2005 and 2004, the total credit and debit card receivables were $145 and $59, respectively.

Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments consist mainly of cash, short-term payables, borrowings under a line of credit and notes payable. The Company believes that the carrying amounts approximate fair value, due to their short-term maturities and current interest rates.

Inventory
---------

Inventory is stated at the lower of average cost or market, with cost determined on a first-in, first-out (FIFO) basis, and consists primarily of merchandise held for resale. The Company provides an allowance for certain merchandise that may become obsolete, damaged, or slow moving. The allowance for these items was approximately $5 at December 31, 2005 and 2004. The inventory is presented net of the allowance.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation on property and equipment is computed using the straight-line method. The following estimated lives have been used for financial statement purposes:

                                                            2005        2004
                                                          --------    --------
Computer equipment                                        $   839     $    759
Furniture, fixtures and equipment                            5,171       4,523
Leasehold improvements                                       2,382       2,028
                                                          --------    --------
   Total property and equipment                              8,392       7,310
   Less: accumulated depreciation and amortization          (5,065)     (3,914)
                                                          --------    ---------
   Net property and equipment                             $  3,327    $  3,396

99 CENT STUFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS)
================================================================================


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

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned limited liability company subsidiaries, after eliminations of all material intercompany transactions.

Advertising Costs
-----------------

Advertising and sales promotion costs are expensed as incurred. Advertising expense totaled approximately $149, $27 and $6 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Impairment of Long-Lived Assets
-------------------------------

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment losses were recorded during the periods ended December 31, 2005, 2004 and 2003.

99 CENT STUFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS)
================================================================================


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

SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's Statement of Operations, because Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to the Company's employees pursuant to SFAS No. 123 pro forma numbers are as follows for the years ended December 31, 2005 and 2004:

                                2005            2004
                             ---------       ---------
     Net loss
          As reported        $  (6,623)      $  (3,558)
                             =========       =========
          Pro forma          $  (6,807)      $  (3,625)
                             =========       =========
     Earnings per share
          As reported        $   (1.14)      $   (0.62)
                             =========       =========
         Pro forma           $   (1.17)      $   (0.63)
                             =========       =========

New Accounting Pronouncements
-----------------------------


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

         In November 2004, the FASB issued SFAS No. 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company believes that it will not have a material impact on its financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment," that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. The estimated share-based compensation from the adoption of SFAS No. 123R for the years ending December 31, 2006, 2007, 2008 and 2009 are $118, $54, $11 and $2, respectively.

99 CENT STUFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS)
================================================================================


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

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following at December 31, 2005 and 2004:

                                                            2005        2004
                                                          --------    --------
Computer equipment                                        $   839     $    759
Furniture, fixtures and equipment                            5,171       4,523
Leasehold improvements                                       2,382       2,028
                                                          --------    --------
   Total property and equipment                              8,392       7,310
   Less: accumulated depreciation and amortization          (5,065)     (3,914)
                                                          --------    ---------
   Net property and equipment                             $  3,327    $  3,396


Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $1,151, $974 and $850,respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS
----------------------------------

At December 31, 2005 and 2004, the Company was indebted to a shareholder in the amount of approximately $11,809 and $6,059 respectively, for funds advanced to the Company. The notes are due December 1, 2007 and bears interest at various rates that range from 7.25% to 9.25% at December 31, 2005. As of December 31, 2005, 2004 and 2003, interest expense of approximately $815, $229 and $1,053 were accrued and included in this indebtedness to the shareholder. Included in the amount owing to a shareholder is $5,005, which is convertible into Common Stock at the $5.00 per share offering price as stated in the S-1 registration statement filed with the SEC on December 1, 2003.

A shareholder of the Company is the guarantor on several of the lease agreements for warehouse and retail facilities (Note 5), and also for the lines of credit and letters of credit (Note 6). As of December 31, 2005, 2004 and 2003, interest expense of $153, $153 and $134 was accrued for the shareholder's personal guaranty of these obligations and is included in accounts payable and accrued expenses, related party on the accompanying consolidated balance sheets.

NOTE 5 - LEASE COMMITMENTS
--------------------------

The Company leases its retail and warehouse facilities and various equipment under long-term operating lease agreements. Rent expense for all operating leases was $4,139, $2,753 and $2,392 for the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, future minimum lease payments for these leases are as follows:


                    YEAR ENDING DECEMBER 31,
                    ------------------------
                             2006                 $  3,308
                             2007                    3,268
                             2008                    2,692
                             2009                    2,333
                             2010                    1,469
                         Thereafter                  2,669
                                                  --------
                 Total minumum lease payments     $ 15,739
                                                  ========

99 CENT STUFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS)
================================================================================


NOTE 6 - CREDIT FACILITIES
--------------------------

At December 31, 2005 and 2004, the Company has a $5,500 and a $500 revolving line of credit with a financial institution that requires quarterly interest payments at the bank's prime rate minus one percent (6.25% and 4.25% at December 31, 2005 and 2004, respectively). The lines are secured by a personal guaranty of a shareholder of the Company and are due June 30, 2007. The shareholder is compensated 2% per annum of the total amount available under the line of credit for the personal guaranty. At December 31, 2005 and 2004, the Company owed $5,620 and $5,798, respectively on its revolving lines of credit.

At December 31, 2005 and 2004, the Company had outstanding irrevocable letters of credit approximating $259 and $230, respectively. These letters of credit, which have terms of three months to one year, collateralize the Company's obligation to third parties for the purchase of goods or services. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks, usually 1 to 1.5% of the credit issued.

NOTE 7 - LEGAL MATTERS
----------------------

The Company is involved in various claims and lawsuits arising in the normal course of business. Management believes that any financial responsibility that may be incurred in settlement of such claims and lawsuits are not material to the Company's financial position and results of operations.

NOTE 8 - FINANCIAL ANALYSIS AND LIQUIDITY
-----------------------------------------

         At December 31, 2005, we had negative working capital of $0.9 million. At that date we had no cash and $0.4 million in borrowing availability.

         At December 31, 2005, Mr. Zimmerman had advanced an aggregate of $11.8 million, which was carried on the balance sheet as accounts payable and accrued expenses, related party. Interest was accrued at various rates equal to the prime rate to the prime rate plus 2%. Of this amount $5.0 million was converted into an unsecured convertible note. This note was originally due December 1, 2005 and has been extended to December 31, 2007 and bears interest at the prime rate. The note is convertible into common stock at the option of the holder at a conversion price equal to $5.00, subject to adjustment. We will have the right to prepay the note at any time.

         Mr. Zimmerman has personally guaranteed our aggregate $6.0 million lines of credit with Bank of America. As a result of these guarantees, the interest rate on these lines has been prime minus 1%, which we believe would be several points higher without the guarantee. As a result of the personal guarantees, these lines of credit do not have any financial covenants or ratios and the only events of default are standard payment defaults. Mr. Zimmerman has also guaranteed some of our property leases. The lease guarantees expire on various dates in 2008. We have been accruing guarantee fees of 2% of the lines of credit and the guaranteed property leases. The accrued fees of $0.1 million as of December 31, 2005 have been included in the accounts payable and accrued expenses, related party.

99 CENT STUFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS)
================================================================================


NOTE 8 - FINANCIAL ANALYSIS AND LIQUIDITY (CONTINUED)
-----------------------------------------------------

         At December 31, 2005, approximately $0.4 million was available under our credit lines. In March 2005, the bank agreed to extend the maturity of the loans from June 2005 to June 2007. Mr. Zimmerman agreed to fund up to an additional $3.5 million during 2005 for any operating cash flow shortfalls and funded $4.9 million during the year. As a result, in 2005 these loans were reclassified to long-term liabilities.

         Although Mr. Zimmerman has provided $1.4 million of advances through March 31, 2006, he has not committed to provide any additional capital during the remainder of 2006 to fund any current period deficits in operating cash flow. Other than the existing Bank of America lines of credit, there are not currently any other borrowing arrangements or commitments for any capital. We are currently seeking additional financing and are in discussions with an investment banking firm, which is currently soliciting interest from institutional investors in a private placement. We may not be able to raise additional funds when needed, or on acceptable terms, or at all. Also, any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants.

         The Company is dependent on the above sources of financing to meet its future obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9 - MERGER AGREEMENTS AND SHAREHOLDERS' EQUITY RECAPITALIZATION
--------------------------------------------------------------------

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

NOTE 10 - LOSS PER SHARE
------------------------

Basic net loss per common share are computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents consisting of 98,000 options. For all periods presented, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

NOTE 11 - STOCK OPTION PLAN
---------------------------

In November 2003, the Company established a nonqualified and incentive stock option plan. The plan provides for the issuance of a maximum of 250 shares of common stock to officers, directors and consultants and other key employees. Under the terms of the plan, the options expire after 10 years, as long as the employee remains employed with the Company. The employee option grants provide that the option will be canceled ninety days after an employee leaves employment with the Company. The following is a summary of option activity for the years ended December 31, 2005 and 2004.

99 CENT STUFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS)
================================================================================


NOTE 11 - STOCK OPTION PLAN (CONTINUED)
---------------------------------------

                                                               WEIGHTED-AVERAGE
                                                  NUMBER OF     EXERCISE PRICE
                                                   SHARES     (NOT IN THOUSANDS)
                                                 ----------     --------------
Outstanding at January 1, 2004                           92     $         5.00
Granted                                                  26     $ 5.00 to 5.85
Exercised                                                --                 --
Forfeited                                               (20)                --
                                                 ----------     --------------
Outstanding at December 31, 2004                         98     $ 5.00 to 5.85
Granted                                                  49     $ 1.15 to 3.00
Exercised                                                --                 --
Forfeited                                               (30)                --
                                                 ----------     --------------
Outstanding at December 31, 2005                        117     $ 1.15 to 5.85
                                                 ==========     ==============
Exercisable at December 31, 2005                         --
                                                 ==========
Available for issuance at December 31, 2005             133
                                                 ==========

------------------------------------------------------------------------------


Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average of fair value of options granted during the year was $79. The following weighted average assumptions were used:


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

NOTE 12 - PROVISION FOR INCOME TAXES
------------------------------------

The Company's evaluation of the tax benefit of its net operating loss carryforward is presented in the following table for the year ended December 31, 2005, 2004 and 2003. At December 31, the tax amounts have been calculated using the 34% federal and 5.5% state income tax rates.

                                               2005           2004        2003
                                              -------       -------      -------
Income tax (benefit) consists of:
   Current                                    $    --       $    --      $    --
   Deferred                                        --            --           --
                                              -------       -------      -------
Provision (benefit) for income taxes          $    --       $    --      $    --
                                              =======       =======      =======

99 CENT STUFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS)
================================================================================


NOTE 12 - PROVISION FOR INCOME TAXES (CONTINUED)
------------------------------------------------

Reconciliation of the federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                                 2005             2004            2003
                                                              ----------       ----------      ----------
Taxes computed at combined federal and state tax rate         $   (2,252)      $   (1,210)     $   (1,263)
Non-deductible expenses                                                2                1             980
State income taxes, net of federal income tax benefit               (240)            (129)            (30)
Increase (decrease) in deferred tax asset
   valuation allowance                                             2,490            1,338             313
                                                              ----------       ----------      ----------
      Provision (benefit) for income taxes                    $       --       $       --      $       --
                                                              ==========       ==========      ==========

The components of the deferred tax asset were as follows at December 31:

                                                                 2005             2004            2003
                                                              ----------       ----------      ----------
Deferred tax assets:
   Net operating loss carryforward                            $    2,008       $    1,234      $      209
   Depreciation                                                      164              (38)             33
   Accrued expenses                                                  318              140              52
   Inventory reserve                                                  --                2              19
                                                              ----------       ----------      ----------
Total deferred tax assets                                          2,490            1,338             313
                                                              ----------       ----------      ----------

Valuation allowance:
   Beginning of year                                              (1,338)            (313)             --
   Decrease (increase) during the year                            (1,152)          (1,025)           (313)
                                                              ----------       ----------      ----------
   Ending balance                                                 (2,490)          (1,338)           (313)
                                                              ----------       ----------      ----------
Net deferred taxes                                            $       --       $       --      $       --
                                                              ==========       ==========      ==========

As of December 31, 2005, the Company had an unused net operating loss carryforward of approximately $9,169 available for use on its future corporate income tax returns. This net operating loss carryforward expires beginning in December 2023. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company's net operation loss and credit carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

NOTE 13 - CONCENTRATIONS
------------------------

In 2005, 2004 and 2003, one supplier provided approximately 25% of total purchases.

NOTE 14 - SUBSEQUENT EVENT
--------------------------

In August 2005 the Company entered into an agreement with one of its landlords, whereby it agreed to grant an option to terminate its lease for premises located in Delray Beach, Florida for a $305,000 termination fee. On December 30, 2005 the landlord exercised its option to terminate the lease. The Company closed the store on February 3, 2006 and it has received the full termination fee. Wind down expenses for this store is estimated to be $50,000.