Form 10-K/A
period 2005-12-31
99 CENT STUFF INC
filed 2006-04-25
CIK 1176435

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                                _______________

                                   FORM 10-K/A
                                _______________


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                           COMMISSION FILE NUMBER 0-50581
                                                  -------

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

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

         The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2005 was $3,300,000. The number of shares outstanding of the issuer's common stock as of March 1, 2006 was 5,833,950.

DOCUMENTS INCORPORATED BY REFERENCE: None.

                                EXPLANATORY NOTE

         99 Cent Stuff, Inc. (the "Company") is filing this Form 10-K/A to amend
Part III, Items 10, 11, 12, 13 and 14 of the Form 10-K for the fiscal year ended December 31, 2005, which was previously filed with the Securities and Exchange Commission (the "SEC") on April 12, 2006 (the "Form 10-K"), to include information that was to be incorporated by reference from its definitive proxy statement in connection with its annual meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. In addition, the cover page and the list of exhibits of the Form 10-K have been updated and amended.

         As a result of this amendment, the Company is also filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Form 10-K.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following persons are members of our board of directors executive officers and key employees, in the capacities indicated:


     NAME                               AGE          POSITION
 ------------------------------    ---------    --------------------------------
     Raymond Zimmerman                  72           Chairman of the Board and
                                                     Chief Executive Officer
     Barry Bilmes                       59           Chief Financial Officer
     Kevin R. Keating                   66           Director
     Nathan R. Light                    71           Director


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

         KEVIN R. KEATING was the president and a director of iVideoNow from December 2001 until September 2003 and is currently a director. Mr. Keating is an investment executive and for the past nine years has been the Branch Manager of the Vero Beach, Florida, office of Brookstreet Securities Corporation ("Brookstreet"). Brookstreet is a full-service, national network of independent investment professionals. Mr. Keating services the investment needs of private clients with special emphasis on equities. For more than 35 years, he has been engaged in various aspects of the investment brokerage business. Mr. Keating began his Wall Street career with the First Boston Corporation in New York in 1965. From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. Since 1982, he has been associated with a variety of firms as a registered representative servicing the needs of individual investors.

         NATHAN R. LIGHT has been a director since September 2003. Since 1998 he has been an executive of National Electronics Warranty Corp., the nation's leading provider of extended service plans, buyer protection services and product support for businesses and consumers currently serving as vice chairman and formerly chairman and chief executive officer. From 1996 to 1998 he was the chairman and chief executive officer of LDC Group, Inc., which developed and operated Only Diamond stores, the first retail chain to sell diamond merchandise exclusively. From 1977 to 1995, Mr. Light was the chairman and chief executive officer of Sterling Jewelers, Inc., one of the nation's largest jewelry chains. He is also an advisory director of Hearts on Fire, Inc.

         CODE OF ETHICS

The Board of Directors has adopted a "code of ethics" as defined under applicable rules promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002. The code of ethics requires that the Company's directors, officers (including the principal executive, financial and accounting officers, or controller and persons performing similar functions) and employees conduct business in accordance with the highest ethical standards and in compliance with all laws, rules and regulations applicable to the Company. The code of ethics is intended to supplement the provisions of any other personnel policies of the Company or codes of conduct which may establish additional standards of ethical behavior applicable to the Company's directors, officers and employees. The code of ethics is attached hereto.

BOARD OF DIRECTORS COMPOSITION

         Our articles of incorporation provide for a classified board of directors consisting of three classes of directors, each serving staggered three-year terms. As a result, a portion of our board of directors will be elected each year. To implement the classified board of directors structure, Nathan Light is a Class I Director with a three-year term ending at the 2007 annual meeting, Leonard Florence and Kevin Keating Class II Directors, with a three-year term ending at the 2005 annual meeting. Raymond Zimmerman remains a Class III Director with a term ending at the 2006 annual meeting.

DIRECTOR COMPENSATION

         Each outside director received 2,500 options to purchase common stock with an exercise price of $3.00 per share in 2005. Each director also receives $500 per meeting attended.

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

         Based solely on review of the copies of Forms 3, 4 and 5 and amendments thereto furnished to us, we believe that, during the period from January 1, 2005 through December 31, 2005, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met in a timely manner.


ITEM 11. EXECUTIVE COMPENSATION.

     The following tables summarize the total compensation paid to Raymond Zimmerman, our chairman, and Barry Bilmes, who is the only executive officer with compensation of at least $100,000 in 2005.

                           SUMMARY COMPENSATION TABLE

                                                  ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                                       -------------------------------------------     -----------------------------
                                                                        OTHER          RESTRICTED     SECURITIES
                                                                        ANNUAL            STOCK       UNDERLYING
NAME AND PRINCIPAL POSITION            YEAR    SALARY ($)    BONUS   COMPENSATION (2)   AWARDS ($)  OPTIONS/SARS (#)
-------------------------------------- ------ -------------- ------ --------------     ----------- -----------------
Raymond Zimmerman                      2005     100,000(1)      --    $     36,620           --               --
   Chairman                            2004          --         --          40,778           --               --
                                       2003          --         --          37,985           --               --

Barry Bilmes                           2005   $     135,000     --    $     13,451           --           10,000
   Chief Financial Officer             2004   $     132,789     --    $     12,314           --               --
                                       2003   $     106,154     --    $      8,150           --           10,000

--------------
(1) Mr. Zimmerman does not receive a cash salary. Such amount represents a non-cash charge for deemed compensation expense for Mr. Zimmerman for services contributed by him.
(2)  Other compensation consists of medical premiums and reimbursed costs.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS.

     There are not currently any employment agreements with our executive officers.

STOCK OPTION GRANTS

     During 2005 10,000 options with an exercise price of $3.00 were granted to Barry Bilmes. No options were exercised in 2005.



AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                   NUMBER OF SECURITIES
                                                                   UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED
                                                                   OPTIONS/SARS AT FY-END      IN-THE-MONEY
                              SHARES             VALUE             (#) EXERCISABLE/            OPTIONS/SARS AT FY-END
                              ACQUIRED ON        REALIZED          UNEXERCISABLE               ($) EXERCISABLE/
NAME                          EXERCISE (#)       ($)                                           UNEXERCISABLE
----------------------------- ------------------ ----------------- --------------------------  ------------------------
Raymond Zimmerman                    --                --                    --                          --
Barry Bilmes                         --                --          5,000/15,000                 $       -/-


                             AUDIT COMMITTEE REPORT

NOTWITHSTANDING ANYTHING TO THE CONTRARY SET FORTH IN ANY OF THE COMPANY'S PREVIOUS OR FUTURE FILINGS UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934 THAT MIGHT INCORPORATE THIS PROXY STATEMENT OR FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, IN WHOLE OR IN PART, THE FOLLOWING REPORT SHALL NOT BE DEEMED TO BE INCORPORATED BY REFERENCE INTO ANY SUCH FILING.


The Audit Committee consists of the following members of the Board of Directors:
Kevin Keating (Chairman) and Nathan Light. Each such member of the Committee is "independent" as defined under applicable rules promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002.


The Audit Committee operates under a written charter adopted by the Board of Directors which, among other matters, delineates the responsibilities of the Audit Committee. The Audit Committee's responsibilities include responsibility for the appointment, compensation, retention and oversight of the work of the

Corporation's independent public accountants engaged (including resolution of disagreements between management and the independent public accountants regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Corporation. The Company's independent public accountants report directly to the Audit Committee.


The Audit Committee has reviewed and discussed the audited financial statements of the Company for the fiscal year ended December 31, 2005 with management and Daszkal Bolton LLP, the Company's independent public accountants. The Audit Committee has also discussed with Daszkal Bolton LLP, the matters required to be discussed by Statement on Auditing Standards No. 61 (Codification of Statements on Auditing Standards) as may be modified or supplemented. The Audit Committee has also received the letter from Daszkal Bolton LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) as may be modified or supplemented, and the Committee has discussed the independence of Daszkal Bolton LLP with that firm.


Based on the Committee's review and discussions noted above, the Audit Committee recommended to the Board of Directors that the Company's audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for filing with the Securities and Exchange Commission.


Submitted by:

/s/ Kevin Keating                   /s/ Nathan Light
--------------------------          --------------------------
Kevin Keating,                      Nathan Light
Chairman

                          COMPENSATION COMMITTEE REPORT

The compensation of the executive officers of the Company and is reviewed and approved annually by the Board of Directors on recommendation by the Compensation Committee. During 2005, Messrs. Keating and Light were members of the Committee. Each such member of the Committee is "independent" as defined under applicable rules promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002.


The Compensation Committee's philosophy is that compensation should be designed to reflect the value created for shareholders while supporting the Company's strategic goals. The Compensation Committee reviews annually the compensation of the executive officers to insure that the Corporation's compensation programs are related to financial performance and consistent generally with employers of comparable size in the industry. Annual compensation for the Corporation's executive officers includes the following components:


Base salary: The base salary reflected in the Summary Compensation Table is related to the individual officer's level of responsibility and comparison with comparable employers in the industry. Raymond Zimmerman elected not to receive cash compensation in 2005.


Bonus: Annual cash bonuses are based on individual and Company performance. Factors evaluated include the achievement of certain profitability, growth and asset quality standards as established by the Board of Directors. While many of the factors considered in determining whether to award a bonus are objective, the Compensation Committee recommendation may also include certain subjective factors as part of the bonus analysis. During 2005, no bonuses were recommended by the Compensation Committee and approved by the Board of Directors for the named executive officers as reflected in the Summary Compensation Table, although management of the Company may recommend that the Compensation Committee award bonuses in the future for 2006 if cash flow permits.


Stock Options: Stock option grants are intended to increase the executive officers' interest in the Company's long-term success and to link the interests of the executive officers with those of the shareholders as measured by the Company's share price. Stock options are granted at the prevailing market value of the Company's common stock and will only have value if the Company's stock price increases. See the Summary Compensation Table and Option/SAR Exercise Table, and notes thereto for a further description of stock options. Barry Bilmes was granted 10,000 options in 2005.

Other Compensation: The Corporation provides each executive officer with reimbursement of health insurance premiums and certain medical costs for its executive officers. See the Summary Compensation Table for further information regarding other compensation. The Company does not have any change of control severance or post-retirement benefits for executives.


Submitted by:

/s/ Kevin Keating                   /s/ Nathan Light
--------------------------          --------------------------
Kevin Keating,                      Nathan Light
Chairman


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth information regarding beneficial ownership of our common stock as of April 15, 2006:



     o each person known to us to be the beneficial owner of more than 5% of either class of the common stock;
     o    each of our named executive officers;
     o    each director; and
     o    all current directors and executive officers as a group.

                                                       -------------------------
                                                       SHARES BENEFICIALLY OWNED
                                                       -------------------------
     NAME OF BENEFICIAL OWNER                              SHARES          %
     ------------------------------------------------- -------------    --------

     Raymond Zimmerman                                     5,606,718(1)    82.1%
     Kevin Keating                                            24,167(2)        *
     Nathan Light                                              9,500(3)        *
     Barry Bilmes                                             20,000(4)        *
     All officers and directors as a group (5 persons)     5,660,385       85.0%

----------
*    Less than 1%
(1) Includes 4,507,805 shares owned by the Raymond Zimmerman Annuity Trust--2003, 18,317 shares owned by a general partnership in which Mr. Zimmerman and his wife are the partners, 17,910 for which Mr. Zimmerman is trustee for family members and 62,686 shares owned by Mr. Zimmerman's wife, for which he disclaims beneficial ownership. Mr. Zimmerman is the trustee of the trust and his family members are the beneficiaries. Also includes 1,000,000 shares issuable upon conversion of convertible notes.

(2) Includes options to purchase 7,500 shares of common stock exercisable over four years

(3) Includes 1,000 shares, 1,000 warrants purchased in the public offering and options to purchase 7,500 shares of common stock exercisable over four years.

(5)  Represents options to purchase common stock exercisable over four years.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Through the closing of our public offering in March 2004, substantially all of the funding for our operations has been provided by Raymond Zimmerman. In September 2004, we had utilized all of the proceeds of the offering and borrowed $0.5 million from Mr. Zimmerman to fund fourth quarter growth. In November 2004 we borrowed $.75 million in 2004, $4.9 million in 2005 and $1.4 million through March 31, 2006. At December 31, 2005, Mr. Zimmerman had advanced an aggregate of

$11.8 million, which was carried on the balance sheet as accounts payable and accrued expenses, related party. These amounts bear interest at various rates that range from the prime rate to the prime rate plus 2%. Of this amount $5.0 million was converted into an unsecured convertible note. This note was originally due December 1, 2005 and was extended to December 31, 2007 and bears interest at the prime rate. The note is convertible into common stock at the option of the holder at a conversion price equal to $5.00, subject to adjustment. We will have the right to prepay the note at any time.

         Mr. Zimmerman has personally guaranteed our aggregate $6.0 million lines of credit with Bank of America. As a result of these guarantees, the interest rate on these lines has been prime minus 1%, which we believe would be several points higher without the guarantee. As a result of the personal guarantees, these lines of credit do not have any financial covenants or ratios and the only events of default are standard payment defaults. Mr. Zimmerman has also guaranteed some of our property leases. We have been accruing fees of 2% of the lines of credit and the guaranteed property leases. The lease guarantees expire on various dates in 2008. The accrued fees of $0.1 million as of December 31, 2005 have been included in the accounts payable and accrued expenses, related party.

         Other than the existing Bank of America lines of credit and this commitment, there are not currently any other borrowing arrangements or commitments for any capital. While Mr. Zimmerman has indicated he will provide additional capital or guarantees in the future, he is under no obligation to do so.

ITEM 14.  PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

Audit fees

         For 2005 and 2004, 99 Cent Stuff paid to Daszkal Bolton LLP audit fees of approximately $51,000 and $55,000, respectively, billed for professional services rendered for the audit of 99 Cent Stuff's annual financial statements and the reviews of the financial statements included in 99 Cent Stuff's financial statements included in its quarterly filings on Form 10-QSB for the respective periods.

Audit-related fees

         For 2005 and 2004, 99 Cent Stuff paid to Daszkal Bolton LLP fees of approximately $14,000 and $23,000 respectively, billed for assurance and related services by 99 Cent Stuff's auditors that are reasonably related to the performance of the audit or review of 99 Cent Stuff's financial statements included in 99 Cent Stuff's financial statements included in its quarterly filings on Form 10-QSB for the respective periods. The services thus provided by 99 Cent Stuff's auditors included accounting consultations and review in connection with registration statements and consultation concerning financial accounting and reporting standards.

Tax fees

         For 2005 and 2004, 99 Cent Stuff paid to Daszkal Bolton LLP fees of approximately $14,000 and $26,000, respectively, billed for tax compliance, tax advice and tax planning.

All other fees

         In 2005, 99 Cent Stuff paid to Daszkal Bolton LLP $7,000 for other activities not identified above, primarily related to corporate finance and litigation support activities. There were no other fees paid in 2004 not identified above.


POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

         The Audit Committee's policy is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The tax fees and other fees paid in 2005 and 2004 were approved per the Audit Committee's pre-approval policies.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  99 CENT STUFF, INC.

                                                  By: /s/ RAYMOND ZIMMERMAN
                                                      --------------------------
                                                  Raymond Zimmerman, Chairman

                                                  Date: April 25, 2006


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

          SIGNATURE                         TITLE                     DATE
------------------------------    ---------------------------     --------------

/s/ RAYMOND ZIMMERMAN             Chairman of the Board and       April 25, 2006
-----------------------------      Chief Executive Officer
Raymond Zimmerman

/s/ BARRY BILMES                  Chief Financial Officer and     April 25, 2006
-----------------------------      Principal Accounting
Barry Bilmes                       Officer

/s/ KEVIN KEATING                  Director                       April 25, 2006
-----------------------------
Kevin Keating

/s/ NATHAN LIGHT                   Director                       April 25, 2006
-----------------------------
Nathan Light