Form 10-Q
period 2006-03-31
99 CENT STUFF INC
filed 2006-05-15
CIK 1176435

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR QUARTERLY PERIOD ENDED: MARCH 31, 2006

                         Commission File Number: 0-26351

                               99 CENT STUFF, INC.
             (Exact name of registrant as specified in its charter)


           Florida                                           20-0233210
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                         Identification No.)


    1801 Clint Moore Road                                      33487
     Boca Raton, Florida                                     (Zip Code)
(Address of principal executive offices)


                                 (561) 999-9815
                           (Issuer's Telephone Number)

                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_].

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No[X]

The number of shares of the registrant's common stock issued and outstanding, as of April 30, 2005, was 5,833,950 shares.

================================================================================

                              99 CENT STUFF, INC.
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED MARCH 31, 2006

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements

Consolidated Balance Sheet (Unaudited) at March 31, 2006                       3
Consolidated Statements of Operations (Unaudited)
  For the Three Ended March 31, 2006 and 2005                                  4
Consolidated Statement of Shareholders' (Deficit)
  For the Three Months Ended March 31, 2006                                    5
Consolidated Statements of Cash Flows (Unaudited)
  For the Three Months Ended March 31, 2006 and 2005                           6
Notes to Consolidated Financial Statements (Unaudited)                         7
Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            11
Item 3 - Quantitative and Qualitative Disclosures About Market Risk           14
Item 4 - Control and Procedures                                               14
PART II - OTHER INFORMATION
      Item 1 - Legal Proceedings                                              15
      Item 1A -Risk Factors                                                   15
      Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds    15
      Item 4 - Submission of Matters to a Vote of Security Holders            15
      Item 6 - Exhibits and Reports on Form 8-K                               15
      Signatures                                                              16

                          PART I FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                               99 Cent Stuff, Inc.
                           Consolidated Balance Sheet
                    (Amount in Thousands, Except Share Data)

                                                                     MARCH 31,  DECEMBER 31,
                                                                        2006       2005
                                                                     --------    --------
                                                                    (UNAUDITED)
Current assets:
      Cash                                                           $     --    $     --
      Inventory, net                                                    4,955       3,643
      Prepaid expenses and other assets                                   509         505
                                                                     --------    --------
                        Total current assets                            5,464       4,148
                                                                     --------    --------

Property and equipment, net                                             3,156       3,327
                                                                     --------    --------

Other assets:
      Security deposits                                                   162         162
                                                                     --------    --------

                        Total assets                                 $  8,782    $  7,637
                                                                     ========    ========



Current liabilities:
      Lines of credit                                                $     --    $     --
      Cash overdraft                                                      767          81
      Accounts payable                                                  4,924       4,149
      Accrued expenses                                                    510         834
                                                                     --------    --------
                        Total current liabilities                       6,201       5,064

Long term liabilities:
      Lines of Credit                                                   5,395       5,620
      Accounts payable and accrued expenses, related party              8,476       6,804
      Shareholder loan payable                                          5,005       5,005
                                                                     --------    --------


                        Total Liabilities                              25,077      22,493
                                                                     --------    --------

Shareholders' Equity:
      Preferred Stock, .01 par value, 5,000,000 shares authorized,
      -0- shares issued and outstanding                                    --          --
      Common Stock, $.001 par value, 50,000,000 shares authorized,
      5,833,950 shares issued and outstanding at March 31, 2006
      and December 31, 2005                                                 6           6
      Additional paid-in capital                                       (3,789)     (3,847)
      Accumulated deficit                                             (12,512)    (11,015)
                                                                     --------    --------
                        Total shareholders' equity                    (16,295)    (14,856)
                                                                     --------    --------

                        Total liabilities and shareholders' equity   $  8,782    $  7,637
                                                                     ========    ========


 SEE THE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               99 Cent Stuff, Inc
                      Consolidated Statement of Operations
               For the Three Months Ended March 31, 2006 and 2005
        (Amounts in Thousands, Except Share and Per Share Data)
                                   (Unaudited)


                                             Three Months Ended March 31,
                                                  2006       2005
                                               --------    --------

Net sales                                      $ 15,162    $ 13,485

Cost of goods sold                               11,072       9,591
                                               --------    --------

Gross profit                                      4,090       3,894

Selling, general and administrative expenses      5,208       4,940
                                               --------    --------

Loss from operations                             (1,118)     (1,046)
                                               --------    --------

Other income (expense):
    Other income                                     22          17
    Interest expense                               (401)       (208)
                                               --------    --------
           Total other income (expense)            (379)       (191)
                                               --------    --------

Loss before provision for income taxes           (1,497)     (1,237)

Provision for Income Taxes                           --          --
                                               --------    --------

Net loss                                       $ (1,497)   $ (1,237)
                                               ========    ========

Net loss per share, basic and diluted          $  (0.26)   $  (0.21)
                                               ========    ========

Weighted average number of common and
    common equivalent shares outstanding -
    basic and diluted                             5,834       5,834
                                               ========    ========


SEE THE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               99 Cent Stuff, Inc.
               Consolidated Statements of Shareholders' (Deficit)
 For the Year Ended December 31, 2005 and the Three Months Ended March 31, 2006
                              (Amount in Thousands)
                                  (Unaudited)


                                                         Common Stock
                                                     --------------------
                                                                             Additional
                                                                              Paid-In   Accumulated
                                                      Shares      Amount      Capital    (Deficit)     Total
                                                     --------    --------    --------    --------    --------
Balance, December 31, 2005                              5,834    $      6    $ (3,847)   $(11,015)   $(14,856)

Contributed services of chief executive officer            --          --          25          --          25

Stock option compensation                                  --          --          33          --          33

Net loss for the three months ended March 31, 2006         --          --          --      (1,497)     (1,497)
                                                     --------    --------    --------    --------    --------
Balance, March 31, 2006                                 5,834    $      6    $ (3,789)   $(12,512)   $(16,295)
                                                     ========    ========    ========    ========    ========













SEE THE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               99 Cent Stuff, Inc.
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2006 and 2005
                             (Amounts in Thousands)
                                   (Unaudited)


                                                                     March 31,
                                                                  2006       2005
                                                                -------    -------
Cash flows from operating activities:
        Net loss                                                $(1,497)   $(1,237)
        Adjustments to reconcile net loss to net cash
          used in operating activities:
              Depreciation and amortization                         254        316
              Interest accrued on payables, related party           307        134
              Contributed services of chief executive officer        25         --
              Stock option compensation                              33         --
              (Increase) decrease in:
                     Prepaid expenses and other assets               (4)      (112)
                     Inventory                                   (1,312)      (182)
                     Security deposits                               --         (3)
              Increase (decrease) in:
                     Accounts payable                               775        495
                     Accrued expenses                              (324)       131
                                                                -------    -------
Net cash used in operating activities                            (1,743)      (458)
                                                                -------    -------

Cash flows used in investing activities:
        Purchase of property and equipment                          (83)      (489)
                                                                -------    -------

Cash flows from financing activities:
        Increase in accounts payable and accrued expenses,
              related party                                       1,365      1,000
        Change in cash overdraft                                    686        222
        Borrowings under lines of credit                          2,975      2,325
        Repayments under lines of credit                         (3,200)    (2,600)
                                                                -------    -------
Net cash provided by financing activities                         1,826        947
                                                                -------    -------

Net increase (decrease) in cash                                      --         --

Cash at beginning of year                                            --         --
                                                                -------    -------

Cash at end of year                                             $    --    $    --
                                                                =======    =======


Supplemental cash flow information:
              Interest paid                                     $    94    $   118
                                                                =======    =======

SEE THE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS, RECAPITALIZATION AND BASIS OF PRESENTATION


99 Cent Stuff, Inc. (the "Company") was originally organized under the laws of the State of Delaware on June 28, 1999 as a limited liability company. In September 2003, the Company merged with a public shell, iVideoNow, Inc., and became a C Corporation. The Company is a specialty, single-priced retailer that primarily targets individuals and small businesses with one-stop shopping for food, produce, consumable hard lines, health and beauty aids, novelty and impulse items. The Company was operating retail outlets in eighteen locations at March 31, 2006. The locations are separately incorporated as limited liability companies and are wholly owned by the Company. All of the stores are in southeast Florida.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

INVENTORY

Inventory is stated at the lower of average cost or market, with cost determined on a first-in, first-out (FIFO) basis, and consists primarily of merchandise held for resale. The Company provides an allowance for certain merchandise that may become obsolete, damaged, or slow moving. The allowance for these items was $5 at March 31, 2006 and December 31, 2005. The inventory is presented net of the allowance.

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

NEW ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation. Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No.148 "Accounting for Stock-Based Compensation-Transition and Disclosures." Under the intrinsic value method, the recorded stock-based compensation expense was related to the amortization of the intrinsic value of stock options issued and other equity-based awards issued by the Company. Options granted with exercise prices equal to the grant date fair value of the Company's stock have no intrinsic value and therefore no expense was recorded for these options under APB 25. Other equity-based awards for which stock-based compensation expense was recorded were generally grants of restricted stock awards which were measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company's common stock. Such value was recognized as an expense over the corresponding service period.

Effective January 1, 2006 the Company adopted SFAS 123R using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards will be expensed under the accelerated amortization method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2006, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a [four] year vesting period. SFAS 123R requires that the deferred stock-based compensation on the condensed consolidated balance sheet on the date of adoption be netted against additional paid-in capital. As of December 31, 2005, there was not any deferred stock-based compensation.

For the three months ended March 31, 2006, the Company recorded stock-based compensation expense of $33 which reduced gross, income from operations by, and net income by this amount. For the three months ended March 31, 2005, the Company did not recognized any stock-based compensation expense.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the three months ended March 31, 2006 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

NOTE 3 - RELATED PARTY TRANSACTIONS

At March 31, 2006 and December 31, 2005, the Company was indebted to a shareholder in the amount of approximately $13,481 and $11,809 respectively, for funds advanced to the Company. The notes are due December 1, 2007 and bears interest at various rates that range from 7.75% to 9.75% at March 31, 2006. Included in the amount owing to a shareholder is $5,005, which is convertible into Common Stock at the $5.00 per share offering price as stated in the S-1 registration statement filed with the SEC on December 1, 2003.

NOTE 4 - CREDIT FACILITIES

At March 31, 2006, the Company has a $5,500 and a $500 revolving line of credit with a financial institution that requires quarterly interest payments at the bank's prime rate minus one percent (6.75% at March 31, 2006). The lines are secured by a personal guaranty of a shareholder of the Company and are due June 30, 2007. The shareholder is compensated 2% per annum of the total amount available under the line of credit for the personal guaranty. At March 31, 2006, the Company owed $5,395 on its revolving lines of credit.

At March 31, 2006, the Company had outstanding irrevocable letters of credit approximating $497. These letters of credit, which have terms of three months to one year, collateralize the Company's obligation to third parties for the purchase of goods or services. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks, usually 1 to 1.5% of the credit issued.

NOTE 5 - CONTINGENCIES

The Company is involved in various claims and lawsuits arising in the normal course of business. Management believes that any financial responsibility that may be incurred in settlement of such claims and lawsuits are not material to the Company's financial position and results of operations.


NOTE 6 - FINANCIAL ANALYSIS AND LIQUIDITY

At March 31, 2006, we had negative working capital of $0.7 million and negative net worth of $16.3 million. At that date we had no cash and $0.6 million in borrowing availability.

At March 31, 2006, Mr. Zimmerman our principal shareholder, had advanced an aggregate of $13.5 million, which was carried on the balance sheet as accounts payable and accrued expenses, related party. Interest was accrued at various rates equal to the prime rate to the prime rate plus 2%.

Although Mr. Zimmerman has provided $1.4 million of advances through the three months ended March 31, 2006, he has not committed to provide any additional capital during the remainder of 2006 to fund any current period deficits in operating cash flow. Other than the existing Bank of America lines of credit, there are not currently any other borrowing arrangements or commitments for any capital. We are currently seeking additional financing and are in discussions with an investment banking firm, which is currently soliciting interest from institutional investors in a private placement. We may not be able to raise additional funds when needed, or on acceptable terms, or at all. Also, any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants.

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

         At March 31, 2006, we operated 18 retail stores in south Florida. We opened our first three stores in 1999, five stores in 2000, two stores in 2001, one in 2002, four in 2004 and three in 2005. In the past, as part of our strategy to expand retail operations, we have opened new stores in close proximity to existing stores so that would be more efficient in distribution, marketing and branding. We have built corporate and warehouse support staff and systems that we believe can handle up to 25 stores. As a result of our start-up costs, operating costs and these expenses, we have recorded losses since inception.

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

         Inventory: Our accounting for inventory and cost of goods sold requires us to estimate the value of such assets and cost of such assets sold and to continually assess whether such assets are impaired and the cost of goods sold is presented fairly. We believe that at March 31, 2006 no inventory was impaired.

         Further information is provided in Note 2 to the Consolidated Financial Statements.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Net sales. Net sales increased $1.7 million, or 12.4%, to $15.2 million for the three months ended March 31, 2006 from $13.5 million for the three months ended March 31, 2005. Same store net sales, for stores open all of both periods, showed a slight decrease $0.1 million for the three months ended March 31, 2006. The decline in same store sales that we had experienced last year lessened during the quarter and turned positive in March 2006, compared to a year ago. The increase in net sales was primarily due to new store openings in 2005. During the 2005 period, approximately 28.8% of our sales were of produce, which has a much higher turnover than the other items sold in our stores. We anticipate that sales of produce will decrease in the future as a percentage of net sales due to increased purchasing of higher margin items.

Gross profit. Gross profit, which consists of total sales less cost of sales, increased $0.2 million, or 5.0%, to $4.1 million for the three months ended March 31, 2006 from $3.9 million for the three months ended March 31, 2005. As a percentage of net sales, gross profit decreased to 27.0% in the 2006 period from 28.9% in the 2005 period and was primarily attributable to a change in the product mix and cost variations. We have resumed our direct import program from the Far East and anticipate increased margins during the remainder of 2006.

Selling, general and administrative. Selling, general and administrative expenses, or SG&A, which include operating expenses and depreciation and amortization, increased $0.3 million for the three months ended March 31, 2006, or 5.4%, to $5.2 million from $4.9 million for the three months ended March 31, 2005 and was primarily attributable to increased wages and related benefits of $0.3 million, increased occupancy costs of $0.3 million partially offset by a lease termination fee received, net of wind down expenses at one of our retail locations, of $0.2 million and hurricane insurance recovery of $0.1 million. The SG&A includes a $25 thousand non-cash charge relating to deemed compensation of our principal shareholder and chief executive officer, who does not receive a cash salary and $33 thousand of non-cash stock option compensation.

Operating loss. Operating loss was $1.1 million for the three months ended March 31, 2006 and for the three months ended March 31, 2005. As a percentage of net sales, operating loss was 7.4% in 2006 and 7.8% in 2005 and the decrease was primarily attributable to the items discussed above.

Other (income) expense. Interest expense increased $0.2 million, or 92.8%, to $0.4 million for the three months ended March 31, 2006 from $0.2 million for the three months ended March 31, 2005. The increase was primarily attributable to increased borrowings and higher interest rates. As a percentage of net sales, interest expense increased 1.1%, to 2.6% in the 2006 period from 1.5% in the 2005 period.

Net loss. As a result of the items discussed above, net loss increased $0.3 million, or 21.0%, to $1.5 million for the three months ended March 31, 2006 from $1.2 million for the three months ended March 31, 2005.

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

         At March 31, 2006, we had negative working capital of $0.7 million. At that date we had no cash and $0.6 million in borrowing availability.

         At March 31, 2006, Raymond Zimmerman, our principal shareholder, had advanced an aggregate of $13.5 million, which was carried on the balance sheet as shareholder loan payable and accounts payable and accrued expenses, related party. Interest was accrued at various rates from the prime rate to the prime rate plus 2%. Of this amount $5.0 million was converted into an unsecured convertible note. This note is due December 31, 2007 and bears interest at the prime rate. The note is convertible into common stock at the option of the holder at a conversion price equal to $5.00, subject to adjustment. We will have the right to prepay the note at any time.

         Mr. Zimmerman has personally guaranteed our aggregate $6.0 million lines of credit with Bank of America. As a result of these guarantees, the interest rate on these lines has been prime minus 1%, which we believe would be several points higher without the guarantee. These lines of credit do not have any financial covenants or ratios and the only events of default are standard payment defaults. Mr. Zimmerman has also guaranteed some of our property leases. The lease guarantees expire on various dates in 2008. We have been accruing fees of 2% of the lines of credit and the guaranteed property leases. The accrued fees of $0.1 million as of March 31, 2006 have been included in the accounts payable and accrued expenses, related party.

         At March 31, 2006, approximately $0.6 million was available under our credit lines. In March 2005, the bank agreed to extend the maturity of the loans from June 2005 to June 2007. Mr. Zimmerman agreed to fund up to an additional $3.5 million during 2005 for any operating cash flow shortfalls and funded $4.9 million during the year. As a result, in 2005 these loans were reclassified to long-term liabilities.

         Although Mr. Zimmerman has provided $1.7 million of advances through May 10, 2006, he has not committed to provide any additional capital during the remainder of 2006 to fund any current period deficits in operating cash flow. Other than the existing Bank of America lines of credit there are not currently any other borrowing arrangements or commitments for any capital. Mr. Zimmerman has not indicated he will provide additional capital or guarantees in the future, and he is under no obligation to do so. We may not be able to raise additional funds when needed, or on acceptable terms, or at all. Also, any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants.

         Net cash used by operations was $1.7 million for the three months ended March 31, 2006 and $0.5 million for the three months ended March 31, 2005. Net cash used by operations during the 2006 period included a net loss of $1.5 million, depreciation of $0.3 million, an increase in inventory of $1.3 million, a decrease in accrued expenses of $0.3 million and partially offset by an increase in accounts payable of $0.8 million. Net cash used by operations during the 2005 period included a net loss of $1.2 million, depreciation of $0.3 million, an increase in inventory of $0.2 million, an increase in accounts payable of $0.5 million and an increase in accrued expenses of $0.1 million.

         Net cash used in investing activities for purchases of property and equipment was $0.1 million for the three months ended March 31, 2006 and $0.5 million for the three months ended March 31, 2005. No new stores were opened in the 2006 period.

         Net cash provided by financing activities was $1.8 million for the three months ended March 31, 2006, primarily due to an increase in accounts payable and accrued expenses, related party of $1.4 million and the net decrease in borrowings under the line of credit by $0.2 million. Net cash provided by financing activities was $0.9 million for the three months ended March 31, 2005, primarily due to an increase in accounts payable and accrued expenses, related party of $1.0 million and a net decrease of borrowings of $0.3 million under a line of credit.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under the bank facility are based on variable rates. If the prime rate were to increase 1.0% in 2005 as compared to the rate at March 31, 2006, our total interest expense for 2005 would increase $0.2 million based on the outstanding balance at March 31, 2006. We do not hold any derivative instruments and do not engage in hedging activities.


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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 1A. RISK FACTORS

There have been no material changes in the Company's risk factors as disclosed in the Company's annual report in Form 10-K for the year ended December 31, 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

         (a) Exhibits

Exhibit No.     Description
-----------     -----------
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

   32.1 Certification Pursuant to 18 U.S.C. Section 1350 of Raymond Zimmerman, Chief Executive Officer

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

                                              99 CENT STUFF, INC.


                                              By: /s/ Raymond Zimmerman
                                                  ------------------------------
                                                  Raymond Zimmerman, President


Dated: May 16, 2006