Form 10-Q
period 2006-06-30
99 CENT STUFF INC
filed 2006-08-14
CIK 1176435

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT UNDER PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED: JUNE 30, 2006

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

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The number of shares of the registrant's common stock issued and outstanding, as of July 31, 2006, was 5,833,950 shares.

                               99 CENT STUFF, INC.
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED JUNE 30, 2006

                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION                                              ----
Item 1 - Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet
  at June 30, 2006 and December 31, 2005....................................  3

Condensed Consolidated Statements of Operations
  For the Three and Six Months Ended June 30, 2006 and 2005.................  4

Condensed Consolidated Statement of Shareholders' (Deficit)
  For the Six Months Ended June 30, 2006....................................  5

Condensed Consolidated Statements of Cash Flows
  For the Three and Six Months Ended June 30, 2006 and 2005.................  6

Notes to Condensed Consolidated Financial Statements........................  7

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................. 11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk......... 14

Item 4 - Control and Procedures............................................. 15

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings............................................ 16

      Item 1A -Risk Factors................................................. 16

      Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.. 16

      Item 4 - Submission of Matters to a Vote of Security Holders.......... 16

      Item 6 - Exhibits and Reports on Form 8-K............................. 16

      Signatures............................................................ 17

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       99 CENT STUFF INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amount in Thousands, Except Share Data)
                                   (Unaudited)

                                                                         June 30,      December 31,
                                                                           2006           2005
                                                                       ----------      ------------
                                 ASSETS
Current assets:
       Cash                                                              $     --       $     --
       Inventory, net                                                       4,864          3,643
       Prepaid expenses and other assets                                      450            505
                                                                         --------       --------
                 Total current assets                                       5,314          4,148
                                                                         --------       --------

Property and equipment, net                                                 2,905          3,327
                                                                         --------       --------

Other assets:
       Security deposits                                                      162            162
                                                                         --------       --------

                 Total assets                                            $  8,381       $  7,637
                                                                         ========       ========
                   LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
       Lines of credit                                                   $  5,870       $     --
       Cash overdraft                                                         691             81
       Accounts payable                                                     4,732          4,149
       Accrued expenses                                                       460            834
                                                                         --------       --------
                 Total current liabilities                                 11,753          5,064
                                                                         --------       --------
Long term liabilities:
       Lines of credit                                                         --          5,620
       Accounts payable and accrued expenses, related party                 9,459          6,804
       Shareholder loan payable                                             5,005          5,005
                                                                         --------       --------
                 Total long term liabilities                               14,464         17,429
                                                                         --------       --------

                 Total liabilities                                         26,217         22,493
                                                                         --------       --------
Commitments and contingencies

Shareholders' deficit
       Preferred Stock, .01 par value, 5,000,000 shares authorized,
       -0- shares issued and outstanding                                       --             --
       Common Stock, $.001 par value, 50,000,000 shares authorized,
       5,833,950 shares issued and outstanding at June 30, 2006 and
       December 31, 2005, respectively                                          6              6
       Additional paid in capital                                          (3,748)        (3,847)
       Accumulated deficit                                                (14,094)       (11,015)
                                                                         --------       --------
                 Total shareholders' deficit                              (17,836)       (14,856)
                                                                         --------       --------

                 Total liabilities and shareholders' deficit             $  8,381       $  7,637
                                                                         ========       ========

 See the accompanying notes to the condensed consolidated financial statements.

                       99 CENT STUFF INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
             (Amounts in Thousands, Except Share and Per Share Data)
                                   (Unaudited)

                                                Three Months Ended June 30,    Six Months Ended June 30,
                                                ---------------------------    -------------------------
                                                    2006           2005           2006           2005
                                                  --------       --------       --------       --------
Net sales                                         $ 14,973       $ 13,589       $ 30,135       $ 27,074

Cost of goods sold                                  10,741         10,024         21,813         19,615
                                                  --------       --------       --------       --------

Gross profit                                         4,232          3,565          8,322          7,459

Selling, general and administrative expenses         5,361          4,956         10,569          9,896
                                                  --------       --------       --------       --------

Loss from operations                                (1,129)        (1,391)        (2,247)        (2,437)
                                                  --------       --------       --------       --------
Other income (expense):
    Other income                                        18             29             40             46
    Interest expense                                  (471)          (235)          (872)          (443)
                                                  --------       --------       --------       --------
           Total other income (expense)               (453)          (206)          (832)          (397)
                                                  --------       --------       --------       --------

Loss before income taxes                          $ (1,582)      $ (1,597)      $ (3,079)      $ (2,834)
Income taxes                                            --             --             --             --
                                                  --------       --------       --------       --------
Net loss                                          $ (1,582)      $ (1,597)      $ (3,079)      $ (2,834)
                                                  ========       ========       ========       ========

Loss per share:
    Net loss per share, basic and diluted         $  (0.27)      $  (0.27)      $  (0.53)      $  (0.49)

    Weighted average number of common and
    common equivalent shares outstanding -
    basic and diluted                                5,834          5,834          5,834          5,834

 See the accompanying notes to the condensed consolidated financial statements.

                       99 CENT STUFF INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006
                    (Amount in Thousands, Except Share Data)
                                  (Unaudited)

                                                          Common Stock           Additional
                                                     ----------------------       Paid-In       Accumulated
                                                      Shares        Amount        Capital        (Deficit)        Total
                                                     --------      --------       --------       --------       --------

Balance, December 31, 2005                              5,834      $      6       $ (3,847)      $(11,015)      $(14,856)

Contributed services of chief executive officer            --            --             50                            50

Stock option compensation                                                               49                            49

Net loss for the six months ended June 30, 2006                          --                        (3,079)      $ (3,079)

                                                     --------      --------       --------       --------       --------
Balance, June 30, 2006                                  5,834      $      6       $ (3,748)      $(14,094)      $(17,836)
                                                     ========      ========       ========       ========       ========

 See the accompanying notes to the condensed consolidated financial statements.

                       99 CENT STUFF INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                            June 30,
                                                                      ---------------------
                                                                        2006          2005
                                                                      -------       -------
Cash flows from operating activities:
         Net loss                                                     $(3,079)      $(2,834)
         Adjustments to reconcile net loss to net cash
            used in operating activities:
                 Depreciation and amortization                            484           558
                 Contributed services of chief executive officer           50            --
                 Stock option compensation                                 49            --
                 (Increase) decrease in:
                         Prepaid expenses and other assets                 55            82
                         Inventory                                     (1,221)         (984)
                         Security deposits                                 --            (6)
                 Increase (decrease) in:
                         Accounts payable                                 583           785
                         Accrued expenses                                (374)          128
                 Interest accrued on payables, related party              655           312
                                                                      -------       -------
Net cash used in operating activities                                  (2,798)       (1,959)
                                                                      -------       -------

Cash flows used in investing activities:
         Purchase of property and equipment                               (62)         (723)
                                                                      -------       -------

Cash flows from financing activities:
         Increase in accounts payable and accrued expenses,
            related party                                               2,000         3,200
         Net change in cash overdraft                                     610          (115)
         Borrowings under lines of credit                               5,725         5,825
         Repayments under lines of credit                              (5,475)       (6,128)
                                                                      -------       -------
Net cash provided by financing activities                               2,860         2,782
                                                                      -------       -------

Net increase in cash                                                       --           100

Cash at the beginning of period                                            --            --
                                                                      -------       -------

Cash at the end of period                                             $    --       $   100
                                                                      =======       =======


Supplemental cash flow information:
                 Interest paid                                        $   193       $   186
                                                                      =======       =======

 See the accompanying notes to the condensed consolidated financial statements.

NOTE 1 - DESCRIPTION OF BUSINESS, RECAPITALIZATION AND BASIS OF PRESENTATION

99 Cent Stuff, Inc. (the "Company") was originally organized under the laws of the State of Delaware on June 28, 1999 as a limited liability company. In September 2003, the Company merged with a public shell, iVideoNow, Inc., and became a C Corporation. The Company is a specialty, single-priced retailer that primarily targets individuals and small businesses with one-stop shopping for food, produce, consumable hard lines, health and beauty aids, novelty and impulse items. The Company was operating retail outlets in eighteen locations at June 30, 2006. The locations are separately incorporated as limited liability companies and are wholly owned by the Company. All of the stores are in southeast Florida.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND LIQUIDITY

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

At June 30, 2006, the Company had a working capital deficit of $6,400 and negative net worth of $17,800. At that date the Company had no cash and $100 in borrowing availability.

At June 30, 2006, Mr. Zimmerman the principal shareholder, had advanced an aggregate of $14,500, which was carried on the balance sheet as accounts payable and accrued expenses, related party. Interest on these advances accrue at various rates equal to the prime rate to the prime rate plus 2%.

Although Mr. Zimmerman has provided $2,000 of advances through the six months ended June 30, 2006, he has not committed to provide any additional capital during the remainder of 2006 to fund any current period deficits in operating cash flow. Other than the existing revolving lines of credit, there are not currently any other borrowing arrangements or commitments for any capital. The Company is currently seeking additional financing and is in discussions with an investment banking firm.

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

INVENTORY

Inventory is stated at the lower of average cost or market, with cost determined on a first-in, first-out (FIFO) basis, and consists primarily of merchandise held for resale. The Company provides an allowance for certain merchandise that may become obsolete, damaged, or slow moving. The allowance for these items was $5 at June 30, 2006 and December 31, 2005. The inventory is presented net of the allowance.

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

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned limited liability company subsidiaries, after eliminations of all material intercompany transactions.

REVENUE RECOGNITION

Revenue is recognized at the point of sale.

PRE-OPENING COSTS

The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

INCOME TAXES

Deferred Income tax assets and liabilities are computed for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities at the applicable tax rates. A valuation allowance is provided to reduce tax assets to the amounts expected to be realized.

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

NEW ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation. Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No.148 "Accounting for Stock-Based Compensation--Transition and Disclosures." Under the intrinsic value method, the recorded stock-based compensation expense was related to the amortization of the intrinsic value of stock options issued and other equity-based awards issued by the Company. Options granted with exercise prices equal to the grant date fair value of the Company's stock have no intrinsic value and therefore no expense was recorded for these options under APB 25. Other equity-based awards for which stock-based compensation expense was recorded were generally grants of restricted stock awards which were measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company's common stock. Such value was recognized as an expense over the corresponding service period.

Effective January 1, 2006 the Company adopted SFAS 123R using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, the unvested portion of stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards will be expensed using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2006, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a four year vesting period. SFAS 123R requires that the deferred stock-based compensation on the condensed consolidated balance sheet on the date of adoption be netted against additional paid-in capital.

For the six months ended June 30, 2006, the Company recorded stock-based compensation expense of $49 which reduced gross income from operations, and net income by this amount. For the six months ended June 30, 2005, the Company did not recognize any stock-based compensation expense. Had the Company recognized stock-based compensation at fair value for the six months ended June 30, 2005, net loss and loss per share would have been as follows:

                                                              Six Months
                                                            Ended June 30,
                                                                2005
                                                            --------------
         Net loss as reported                                 $(2,834)
         Pro forma                                            $(2,893)
         Earnings per share
                  As reported                                 $ (0.49)
                  Pro forma                                   $ (0.50)

In May 2006, the Company revalued 91 thousand stock options to an exercise price of $1.36, the fair market value on that date. The revaluation affected 22 employees. Total compensation cost recognized for the revaluation was $4, which is included in total stock-based compensation cost of $49. The original exercise price on these options varied from $3.00 to $5.30.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the six months ended June 30, 2006 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, the Company must adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. The effective date of FIN 48 for the Company is January 1, 2007. The adoption of FIN 48 is not expected to have a material impact on the Company's condensed consolidated financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

At June 30, 2006 and December 31, 2005, the Company was indebted to a shareholder in the amount of approximately $14,464 and $11,809 respectively, for funds advanced to the Company. The notes are due December 1, 2007 and bears interest at various rates that range from 7.75% to 10.25% at June 30, 2006. Included in the amount owing to a shareholder is $5,005, which is convertible into Common Stock at the $5.00 per share offering price as stated in the S-1 registration statement filed with the SEC on December 1, 2003.

NOTE 4 - CREDIT FACILITIES

At June 30, 2006, the Company had a $5,500 and a $500 revolving line of credit with a financial institution that requires quarterly interest payments at the bank's prime rate minus one percent (7.25% at June 30, 2006). The lines are secured by a personal guaranty of a shareholder of the Company and are due June 30, 2007. The shareholder is compensated 2% per annum of the total amount available under the line of credit for the personal guaranty. At June 30, 2006, the Company owed $5,870 on its revolving lines of credit.

At June 30, 2006, the Company had outstanding irrevocable letters of credit approximating $524. These letters of credit, which have terms of three months to one year, collateralize the Company's obligation to third parties for the purchase of goods or services. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks, usually 1 to 1.5% of the credit issued.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         99 Cent Stuff is a Florida-based single-priced deep-discount retailer of primarily consumable general merchandise. Our stores offer a wide assortment of regularly available consumer goods as well as a broad variety of quality, closeout merchandise. Our product offerings are comprised of brand name merchandise and closeouts merchandise that may be available for reorder. Every product is sold for 99 cents or less. We provide our customers value on their everyday household needs and a positive shopping experience in customer-service-oriented stores, which are attractively merchandised, brightly lit and well maintained. We believe that our name-brand focus, along with a product mix emphasizing value-priced food and beverage and other everyday household items, increases the frequency of consumer visits and impulse purchases and reduces some of our exposure to seasonality and economic cycles. We believe that our format appeals to value-conscious customers in all socio-economic groups and results in a high volume of sales.

         At June 30, 2006, we operated 18 retail stores in south Florida. We opened our first three stores in 1999, five stores in 2000, two stores in 2001, one in 2002, four in 2004 and three in 2005. In the past, as part of our strategy to expand retail operations, we have opened new stores in close proximity to existing stores so that would be more efficient in distribution, marketing and branding. We have built corporate and warehouse support staff and systems that we believe can handle up to 25 stores. As a result of our store opening costs, and the cost of building our infrastructure, we have recorded losses since inception.

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

         CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to, fixed asset lives, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of our financial statements.

         Inventory: Our accounting for inventory and cost of goods sold requires us to estimate the value of such assets and cost of such assets sold and to continually assess whether such assets are impaired and the cost of goods sold is presented fairly. We believe that at June 30, 2006 no inventory was impaired.

         Further information is provided in Note 2 to the Condensed Consolidated Financial Statements.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Net sales. Net sales increased $1.4 million, or 10.2%, to $15.0 million for the three months ended June 30, 2006 from $13.6 million for the three months ended June 30, 2005. Same store net sales, for stores open all of both periods, increased $0.1 million or 1.0% for the three months ended June 30, 2006. The increase in net sales was primarily due to new store openings in 2005. During the 2006 period, approximately 27.6% of our sales were of produce, which has a much higher turnover than the other items sold in our stores. We anticipate that sales of produce will continue to decrease in the future as a percentage of net sales due to increased purchasing of higher margin items.

Gross profit. Gross profit, which consists of total sales less cost of sales, increased $0.7 million, or 18.7% to $4.2 million for the three months ended June 30, 2006 from $3.5 million for the three months ended June 30, 2005. As a percentage of net sales, gross profit increased to 28.3% in the 2006 period from 26.2% in the 2005 period and was primarily attributable to a change in the product mix, cost variations and our direct import program.

Selling, general and administrative. Selling, general and administrative expenses, or SG&A, which include operating expenses and depreciation and amortization, increased $0.4 million for the three months ended June 30, 2006, or 8.2%, to $5.4 million from $5.0 million for the three months ended June 30, 2005 and was primarily attributable to increased wages and related benefits of $0.1 million and increased occupancy costs of $0.3 million. The SG&A includes a $25 thousand non-cash charge relating to deemed compensation of our principal shareholder and chief executive officer, who does not receive a cash salary and $16 thousand of non-cash stock option compensation.

Operating loss. Operating loss decreased to $1.1 million for the three months ended June 30, 2006 compared to $1.4 million for the three months ended June 30, 2005. As a percentage of net sales, operating loss was 7.5% in 2006 and 10.2% in 2005 and the decrease was primarily attributable to the items discussed above.

Other (income) expense. Interest expense increased $0.2 million or 100.4%, to $0.5 million for the three months ended June 30, 2006 from $0.3 million for the three months ended June 30, 2005. The increase was primarily attributable to increased borrowings and higher interest rates. As a percentage of net sales, interest expense increased to 3.1% in the 2006 period from 1.7% in the 2005 period.

Net loss. As a result of the items discussed above, net loss was $1.6 million for the three months ended June 30, 2006 and the three months ended June 30, 2005. As a percentage of net sales, net loss was 10.6% in the 2006 period and 11.8% in the 2005 period.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Net sales. Net sales increased $3.1 million, or 11.3%, to $30.1 million for the six months ended June 30, 2006 from $27.0 million for the six months ended June 30, 2005. Same store net sales, for stores open all of both periods, were the same for the six months ended June 30, 2006 and 2005. The increase in net sales was primarily due to new store openings in 2005. During the 2006 period, approximately 28.2% of our sales were of produce, which has a much higher turnover than the other items sold in our stores, compared to 28.8% in the 2005 period. We anticipate that sales of produce will continue to decrease in the future as a percentage of net sales due to increased purchasing of higher margin items.

Gross profit. Gross profit, which consists of total sales less cost of sales, increased $0.9 million, or 11.6% to $8.3 million for the six months ended June 30, 2006 from $7.4 million for the six months ended June 30, 2005. As a percentage of net sales, gross profit was 27.6% in both periods.

Selling, general and administrative. Selling, general and administrative expenses, or SG&A, which include operating expenses and depreciation and amortization, increased $0.7 million for the six months ended June 30, 2006, or 6.8%, to $10.6 million from $9.9 million for the six months ended June 30, 2005 aand was primarily attributable to increased wages and related benefits, of $0.6 million and occupancy costs, of $0.7 million, partially offset by a lease termination fee received, net of wind-down expenses at one of our retail locations, of $0.2 million and hurricane insurance recovery of $0.1 million. The SG&A includes a $25 thousand non-cash charge relating to deemed compensation of our principal shareholder and chief executive officer, who does not receive a cash salary and $49 thousand of non-cash stock option compensation.

Operating loss. Operating loss decreased $0.2 or 7.8%, to $2.2 million in 2006 for the six months ended June 30, 2006 from $2.4 million for the six months ended June 30, 2005. As a percentage of net sales, operating loss was 7.5% in the 2006 period and 9.0% in the 2005 period and the decrease was primarily attributable to the items discussed above.

Other (income) expense. Interest expense increased $0.4 million, or 96.8%, to $0.9 million for the six months ended June 30, 2006 from $0.5 million for the six months ended June 30, 2005. The increase was primarily attributable to increased borrowings and higher interest rates. As a percentage of net sales, interest expense increased to 2.9% in the 2006 period from 1.6% in the 2005 period.

Net loss. As a result of the items discussed above, net loss increased $0.3 million, or 21.0%, to $3.1 million for the six months ended June 30, 2006 from $2.8 million for the six months ended June 30, 2005, but decreased as a percentage of sales to 10.2% from 10.5%.

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

         At June 30, 2006, we had a working capital deficit of $6.4 million, as the bank loan discussed below has been reclassified as a current liability as its maturity date is within one year. At that date we had no cash and $0.1 million in borrowing availability.

         At June 30, 2006, Raymond Zimmerman, our principal shareholder, had advanced an aggregate of $14.5 million, which was carried on the balance sheet as shareholder loan payable and accounts payable and accrued expenses, related party. Interest was accrued at various rates from the prime rate to the prime rate plus 2%. Of this amount $5.0 million was converted into an unsecured convertible note. This note is due December 31, 2007 and bears interest at the prime rate. The note is convertible into common stock at the option of the holder at a conversion price equal to $5.00, subject to adjustment. We will have the right to prepay the note at any time.

         Mr. Zimmerman has personally guaranteed our aggregate $6.0 million lines of credit. As a result of these guarantees, the interest rate on these lines has been prime minus 1%, which we believe would be several points higher without the guarantee. These lines of credit do not have any financial covenants or ratios and the only events of default are standard payment defaults. Mr. Zimmerman has also guaranteed some of our property leases. The lease guarantees expire on various dates in 2008. We have been accruing fees of 2% of the lines of credit and the guaranteed property leases. The accrued fees of $0.2 million as of June 30, 2006 have been included in the accounts payable and accrued expenses, related party.

         At June 30, 2006, approximately $0.1 million was available under our credit lines. In March 2005, the bank agreed to extend the maturity of the loans from June 2005 to June 2007. Mr. Zimmerman agreed to fund up to an additional $3.5 million during 2005 for any operating cash flow shortfalls and funded $4.9 million during the year. As a result, in 2005 these loans were reclassified to long-term liabilities. As of June 30, 2006 the loans have been reclassified as short-term liabilities.

         Although Mr. Zimmerman has provided $2.0 million of advances through August 10, 2006, he is not obligated to provide any additional capital during the remainder of 2006 to fund any current period deficits in operating cash flow. Other than the existing lines of credit, there are not currently any other borrowing arrangements or commitments for any capital. We may not be able to raise additional funds when needed, or on acceptable terms, or at all. Also, any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants.

         The Company is dependent on the above sources of financing to meet its future obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Net cash used by operations was $2.8 million for the six months ended June 30, 2006 and $2.0 million for the six months ended June 30, 2005. Net cash used by operations during the 2006 period included a net loss of $3.1 million, depreciation of $0.5 million, an increase in inventory of $1.2 million, a decrease in accrued expenses of $0.4 million partially offset by an increase in accounts payable of $0.6 million. Net cash used by operations during the 2005 period included a net loss of $2.8 million, depreciation of $0.6 million, an increase in inventory of $1.0 million and an increase in accounts payable of $0.8 million.

         Net cash used in investing activities for purchases of property and equipment was $0.1 million for the six months ended June 30, 2006 and $0.7 million for the six months ended June 30, 2005. No new stores were opened in the 2006 period.

         Net cash provided by financing activities was $2.9 million for the six months ended June 30, 2006, primarily due to an increase in accounts payable and accrued expenses, related party of $2.0 million, the net increase in borrowings under the line of credit by $0.3 million and an increase of $0.6 million of cash overdrafts. Net cash provided by financing activities was $2.8 million for the six months ended June 30, 2005, primarily due to an increase in accounts payable and accrued expenses, related party of $3.2 million and a net decrease of borrowings of $0.3 million under a line of credit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under the bank facility are based on variable rates. If the prime rate were to increase 1.0% in 2006 as compared to the rate at June 30, 2006, our total interest expense for 2006 would increase $0.2 million based on the outstanding balance at June 30, 2006. We do not hold any derivative instruments and do not engage in hedging activities.

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

                                      99 CENT STUFF, INC.


                                      By: /s/ Raymond Zimmerman
                                              -----------------
                                              Raymond Zimmerman, President

Dated: August 11, 2006